Form 10-Q
period 2018-09-30
TKK SYMPHONY ACQUISITION Corp
filed 2018-11-13
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38631

TKK SYMPHONY ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Texas Kang Kai Capital Management (Hong Kong) Limited 2039, 2/F United Center, 95 Queensway Admiralty, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

+852 3643 1693
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 13, 2018, there were 31,450,000 shares of the Company’s ordinary shares, par value $0.0001, issued and outstanding.

TKK SYMPHONY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

September 30, 2018
ASSETS
Current Assets
Cash	$651,056
Prepaid expenses	45,088
Total Current Assets	696,144

Marketable securities held in Trust Account	250,435,569
Total Assets	$251,131,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$20,300
Total Current Liabilities	20,300

Commitments

Ordinary shares subject to possible redemption, 24,568,336 shares at redemption value at September 30, 2018	246,111,408

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,881,664 shares issued and outstanding (excluding 24,568,336 shares subject to possible redemption) at September 30, 2018	688
Additional paid-in capital	4,667,966
Retained earnings	331,351
Total Shareholders’ Equity	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,131,713

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	For the Period from February 5, 2018 (Inception) Through September 30, 2018

Operating costs	$64,359	$104,218
Loss from operations	(64,359)	(104,218)

Other income:
Interest income on marketable securities held in Trust Account	588,938	588,938
Unrealized loss on marketable securities held in Trust Account	(153,369)	(153,369)
Other income, net	435,569	435,569

Net income	$371,210	$331,351

Weighted average shares outstanding, basic and diluted (1)	6,572,191	6,448,596

Basic and diluted net loss per ordinary share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 24,568,336 shares subject to redemption at September 30, 2018.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $428,034 for the three months ended September 30, 2018 and for the period from February 5, 2018 (inception) through September 30, 2018.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period from February 5, 2018 (Inception) Through September 30, 2018

Cash flows from operating activities:
Net income	$331,351
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(588,938)
Unrealized loss on securities held in Trust Account	153,369
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,300
Prepaid expenses	(45,088)
Net cash used in operating activities	(129,006)

Cash flows from investing activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	6,500,000
Advances from related party	140,237
Repayment of advances from related party	(140,237)
Proceeds from promissory note – related party	299,784
Repayment of promissory note – related party	(299,784)
Payment of offering costs	(744,938)
Net cash provided by financing activities	250,780,062

Net change in cash	651,056
Cash at beginning of period	—
Cash at ending of period	$651,056

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$245,739,860
Change in value of ordinary shares subject to redemption	$371,548

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

TKK Symphony Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. However, the Company believes it is particularly well-positioned to capitalize on growing opportunities created by consumer/lifestyle assets that may have particular application for the People’s Republic of China market.

At September 30, 2018, the Company had not yet commenced any operations. All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s Initial Public Offering were declared effective on August 15, 2018. On August 20, 2018, the Company consummated the Initial Public Offering of 22,000,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), generating total gross proceeds of $220,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 11,800,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per warrant in a private placement to Symphony Holdings Limited, generating total gross proceeds of $5,900,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 20, 2018, an amount of $220,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On August 22, 2018, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of an additional 3,000,000 Units at $10.00 per Unit and the sale of an additional 1,200,000 Private Placement Warrants $0.50 per Private Placement Warrants, generating total gross proceeds of $30,600,000. A total of $30,000,000 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $250,000,000.

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of September 30, 2018, $651,056 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

TKK Symphony Sponsor 1 (the “Sponsor”) and the other initial shareholders (collectively, the “initial shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) to waive the right to receive potential extension warrants for any Founder Shares in connection with an extension of the period of time for the Company to consummate a Business Combination, as described in the following paragraph; (d) not to convert any Founder Shares (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights or pre-Business Combination activity and (e) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until February 20, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 20, 2020, the Company may, by resolution of the Company’s Board of Directors, extend the period of time to consummate a Business Combination for no more than four months (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company must issue to the holders of record of its Public Shares on February 20, 2020 one warrant to purchase one-half of one ordinary per share for an aggregate of up to 25,000,000 warrants.

If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association. If the Company is forced to liquidate, the amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law (2018 Revision) of the Cayman Islands (the “Companies Law”) will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution (including any accrued interest, net of taxes payable).

In order to protect the amounts held in the Trust Account, TKK Capital Holding, an affiliate of the Sponsor, has agreed to be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, TKK Capital Holding will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that TKK Capital Holding will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 17, 2018, as well as the Company’s Current Report Form 8-K, as filed with the SEC on August 24, 2018. The interim results for the period from February 5, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results to be expected for the period from February 5, 2018 (inception) through December 31, 2018 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018.

Marketable Securities Held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	For the Period from February 5, 2018 (Inception) Through September 30,
	2018	2018
Net income	$371,210	$331,351
Less: Income attributable to ordinary shares subject to redemption	(428,034)	(428,034)
Adjusted net loss	$(56,824)	$(96,683)

Weighted average shares outstanding, basic and diluted	6,572,191	6,448,596

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit, inclusive of 3,000,000 Units sold to the underwriters on August 22, 2018 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one ordinary share, one warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Symphony Holdings Limited (“Symphony”) purchased an aggregate of 11,800,000 Private Placement Warrants at $0.50 per Private Placement Warrant for an aggregate purchase price of $5,900,000. On August 22, 2018, the Company consummated the sale of an additional 1,200,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds of $600,000. Each Private Placement Warrant is exercisable to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 5). The proceeds from of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. In addition, the Private Placement Warrants may not be transferable, assignable or salable until the consummation of a Business Combination, subject to certain limited exceptions.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 5,750,000 ordinary shares to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On August 15, 2018, the Company effectuated a 1.1-for-1 share dividend resulting in an aggregate of 6,325,000 Founder Shares outstanding. The 6,325,000 Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option to purchase 3,000,000 Units and the waiver of the remainder of their overallotment option, 750,000 Founder Shares are no longer subject to forfeiture and 75,000 Founder Shares were forfeited.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, one year after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 31, 2018, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $299,784. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2018 or the closing of the Initial Public Offering. The Promissory Note was repaid in full in August 2018.

Advance from Related Party

TKK Capital Holding advanced the Company an aggregate of $140,237 to be used for the payment of costs related to the Initial Public Offering. The advance is unsecured, non-interest bearing and due on demand. The advances were repaid in full in August 2018.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the three ended September 30, 2018 and for the period from February 5, 2018 (inception) through September 30, 2018, the Company incurred $22,500 in fees for these services. At September 30, 2018, $7,500 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on August 15, 2018, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities), Representative Shares (as defined in Note 7) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and warrants issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statements related to the Initial Public Offering. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company will also pay EarlyBirdCapital a cash fee equal to 1.0% of the transaction value if EarlyBirdCapital locates the target business with which the Company consummates a Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At September 30, 2018, there were 6,881,664 ordinary shares issued and outstanding, excluding 24,568,336 ordinary shares to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional ordinary shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time while the Public Warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;
●	if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a capitalization of shares, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below their exercise price or issuance of potential extension warrants in connection with an extension of the period of time for the Company to complete a Business Combination. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Representative Shares

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital (and its designees) 200,000 ordinary shares (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of Representative Shares was $2,000,000 based upon the offering price of the Units of $10.00 per Unit. EarlyBirdCapital has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, EarlyBirdCapital (and its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination (ii) to waive its right to receive potential extension warrants with respect to such shares in connection with an extension of the period of time for the Company to consummate a Business Combination, and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018
Assets:
Marketable securities held in Trust Account	1	$250,435,569

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TKK Symphony Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to TKK Symphony Sponsor 1. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2018 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses. We intend to utilize cash derived from the proceeds of the Initial Public Offering, our securities, debt or a combination of cash, securities and debt in effecting a Business Combination.

The issuance of additional shares in a Business Combination:

●	may significantly reduce the equity interest of our shareholders;
●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;
●	will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2018 (inception) through September 30, 2018 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018 and for the period from February 5, 2018 (inception) through September 30, 2018, we had net income of $371,210 and $331,351, respectively, which consists of interest income on marketable securities held in the Trust Account $588,938, offset by operating costs of $64,359 and $104,218, respectively, and an unrealized loss on marketable securities held in our Trust Account $153,369.

Liquidity and Capital Resources

On August 20 and 22, 2018, we consummated the Initial Public Offering of 22,000,000 Units and the sale of an additional 3,000,000 Units pursuant to the underwriters’ partial exercise of their over-allotment option at a price of $10.00 per Unit, generating aggregate gross proceeds of $250,000,000. Simultaneously with the closings of the Initial Public Offering and the sale of the additional Units, we consummated the sales of an aggregate of 13,000,000 Private Placement Warrants to Symphony Holdings Limited at a price of $0.50 per warrant, generating gross proceeds of $6,500,000.

In connection with the Initial Public Offering and the private placement, a total of $250,000,000 was placed in the Trust Account. We incurred $5,744,938 in Initial Public Offering related costs, including $5,000,000 of underwriting fees and $744,938 of other costs.

For the period from February 5, 2018 (inception) through September 30, 2018, cash used in operating activities was $129,006. Net income of $331,351 was impacted by interest earned on marketable securities held in the Trust Account of $588,938, an unrealized loss on marketable securities held in our Trust Account of $153,369 and changes in our operating assets and liabilities, which used $24,788 of cash from operating activities.

As of September 30, 2018, we had marketable securities held in the Trust Account of $250,435,569 (including approximately $436,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of Initial Public Offering payable to the upon consummation of our Business Combination for assisting us in connection with such Business Combination. To the extent that our ordinary shares are used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2018, we had cash of $651,056 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services provided to the Company. We began incurring these fees on August 15, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from February 5, 2018 (inception) through September 30, 2018 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated August 15, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated August 15, 2018 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018, we issued 5,750,000 ordinary shares (“Founder Shares”) to our Sponsor for an aggregate purchase price of $25,000. On August 15, 2018, we effectuated a 1.1-for-1 share dividend resulting in an aggregate of 6,325,000 Founder Shares outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On August 20, 2018, we consummated the Initial Public Offering of 22,000,000 Units. On August 22, 2018, we consummated the sale of an additional 3,000,000 Units subject to the underwriters’ partial over-allotment option. The Units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. EarlyBirdCapital acted as sole book-running manager of the Initial Public Offering and I-Bankers Securities acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-226423 and 333-226859). The SEC declared the registration statements effective on August 15, 2018.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 11,800,000 Private Placement Warrants to Symphony Holdings Limited at a price of $0.50 per Private Placement Warrant, generating total proceeds of $5,900,000. Simultaneous with the consummation of the underwriters’ over-allotment option, we consummated the private placement of an additional 1,200,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating total proceeds of $600,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

In addition, on August 20, 2018, the Company issued to EarlyBirdCapital an aggregate of 200,000 Representative Shares. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $250,000,000 was placed in a Trust Account.

We paid a total of $5,000,000 in underwriting discounts and commissions and $744,938 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 15, 2018, by and among the Company and the representatives of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Investment Management Trust Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.2	Registration Rights Agreement, dated August 15, 2018, by and among the Company, Symphony and the holders party thereto. (1)
10.3	Share Escrow Agreement, dated August 15, 2018, by and among the Company, the holders party thereto and Continental Stock Transfer & Trust Company, as escrow agent. (1)
10.4	Warrant Subscription Agreement, dated August 15, 2018, by and between the Company and Giant Fortune International Limited. (1)
10.5	Letter Agreement, dated August 15, 2018, by and between the Company and the Sponsor. (1)
10.6	Letter Agreement, dated August 15, 2018, by and between the Company and TKK Capital Holding. (1)
10.7	Letter Agreement, dated August 15, 2018, by and among the Company, Sing Wang, Ian Lee, Ronald Issen, Joanne Ng, James Hemowitz, Stephen Markschied, Zhe Zhang, Huang Po Wan and Tham Kit Wan. (1)
10.8	Administrative Services Agreement, dated August 15, 2018, by and between the Company and TKK Capital Holding. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2* *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKK SYMPHONY ACQUISITION CORPORATION

Date: November 13, 2018		/s/ Sing Wang
	Name:	Sing Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018		/s/ Ian Lee
	Name:	Ian Lee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

