Form 10-K
period 2018-12-31
TKK SYMPHONY ACQUISITION Corp
filed 2019-03-11
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38631

TKK SYMPHONY ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Texas Kang Kai Capital Management (Hong Kong) Limited 2039, 2/F United Center, 95 Queensway Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 3643 1693

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, each exercisable for one-half of one Ordinary Share, for $11.50 per whole Ordinary Share	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one Ordinary Share	The NASDAQ Stock Market LLC
Units, each consisting of each consisting of one Ordinary Share, one Right and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on August 16, 2018 and the registrant’s ordinary shares, warrants and rights began trading on the NASDAQ Capital Market on September 12, 2018. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31, 2018, as reported on the NASDAQ Capital Market, was $241.25 million.

As of March 11, 2019, there were 31,450,000 ordinary shares, par value $0.0001, of the registrant issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	we,” “us,” “company” or “our company” are to TKK Symphony Acquisition Corporation;

●	“US Dollars” and “$” refer to the legal currency of the United States;

●	“Companies Law” refers to the Companies Law (2018 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our offıcers and directors;

●	“sponsor” are to TKK Symphony Sponsor 1, a Cayman Islands exempted company and an entity affiliated with Sing Wang, our Chairman and Chief Executive Officer;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Symphony” refers to Symphony Holdings Limited;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;

●	“founder shares” are to the 6,250,000 ordinary shares held by our initial shareholders prior to our initial public offering;

●	“rights” are to rights to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination sold as part of the units in our initial public offering;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to Symphony in a private placement simultaneously with the closing of our initial public offering;

●	“potential extension warrants” refers to the 25,000,000 warrants, each to purchase half an ordinary share, that we may issue as a dividend to our public shareholders if we decide to extend the period of time to consummate a business combination from 18 to 22 months by resolution of our board of directors; these warrants, if issued, will be identical to the warrants included in the units sold in our initial public offering offering;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees; and

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

Introduction

We are a Cayman Islands company incorporated on February 5, 2018 as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax-neutrality, which allows international transactions to be structured efficiently without an additional layer of tax and (ii) simplicity of establishment and flexibility of administration, including easy migration to another jurisdiction, statutory procedure for merger or consolidation, and no takeover code or bespoke public company filing requirements.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business is not limited to a particular industry or geographic location. However, we believe we are particularly well-positioned to capitalize on growing opportunities created by consumer/lifestyle assets that may have particular application for the PRC market (including traditional consumer staples characterized by lower cyclicality, such as food and beverages and household products; luxurious lifestyle products and retail brands, such as fashion, cosmetics, entertainment and leisure and other consumer discretionary products; E-commerce and online retailers; and sub-sectors within other high potential industries driven by retail sentiments and consumer demand such as consumer-focused pharmaceuticals, including sport nutrition, vitamins, dietary supplements, and other consumer-oriented healthcare services).

We believe our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our professional contacts and transaction sources, ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants, in addition to the geographical reach of our affiliates, will continue to enable us to pursue a broad range of opportunities. Our management believes that its collective ability to identify and implement value creation initiatives has been an essential driver of past performance and will continue to remain central to its differentiated acquisition strategy. In addition, we believe our alliance with Symphony, which purchased from us, through an affiliate, an aggregate of 13,000,000 private warrants, will continue to allow us to potentially access/leverage relevant Asian distribution networks, enhance our insights into PRC consumer demand, and deepen our connections with leading relevant Asian trading houses.

However, past performance by our management team and Symphony is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Potential investors should not rely upon the historical record of our management or of Symphony as indicative of future performance.

Business Strategies

We deploy a proactive sourcing strategy, focusing on companies where the combination of the operating experience, relationships and capital markets expertise of our management team and Symphony can be catalysts to enhancing the overall value proposition of the potential target acquisition.

Among others, we believe the consumer/lifestyle sectors represent a particularly attractive deal sourcing ground that leverages both our team’s and our sponsor partner’s respective skill sets, and that could potentially serve as a strong platform for future bolt-on acquisitions. Our investment thesis, inter alia, is supported by the following trends:

(1)	China is expected to remain a major driver in global consumer demands, particularly in the luxury lifestyle sector. By 2018, retail sales in China may potentially surpass that of the United States for the first time to become the world’s largest consumer market. McKinsey, the global strategy consultancy, forecasts that fueled by rapid growth in per capita income especially in second and third-tier cities. China’s luxury consumers will grow from its present roughly one-third of the global luxury market to roughly 44% by 2025. Understanding and leveraging China market insights are key components of our consumer/lifestyle strategy and focus.

(2)	Consumer sentiments in China have become increasingly polarized. While a growing affinity towards local brands has been observed for goods such as sportswear and appliances due to rising national pride, selected high-profile Western brands remain a much-desired symbol of prestige, fashion and quality. As a result, we believe that branding strategies in China will require new levels of sophistication and precision in balancing these two trends. In this regard, we believe Symphony’s track record in formulating and implementing China distribution strategies for foreign brands will be particularly valuable.

(3)	We anticipate certain categories of international consumer products may be better positioned to reap benefits from a China-oriented strategy than others such as:

a.	Products already in a mature or near saturation phase in their home markets but with strong under-exploited growth potential in Asia, with nutritional/health foods in the US being but one such possible example;

b.	Traditional undervalued or fatigued international fashion/lifestyle brands facing erosion of legacy value (due, perhaps, to loss of major licensing contracts, repeated failures to meet revenue targets, and/or unsuccessful product innovations, among others) that might be revamped and turned around through a fresh entrance into Asia’s developing markets, thereby extending their product lives; and

c.	Early entrants into the Chinese market encumbered by subsequent failed execution (due, perhaps, to lack of a strong local distribution partner, reputation damage from mismanagement, and/or failed localization initiatives), where fresh partners/leadership could successfully address such past challenges or correct any past failures.

(4)	We anticipate that technology will be another key driver of potential opportunities in the consumer/lifestyle sector, such as where selected distressed retailers, under e-commerce pressure, might benefit from injection of a robust digitization/online strategy. In such cases, we may explore forming strategic alliances between acquired fatigued international consumer brands and leading Chinese e-commerce players as a viable next step to capture synergy and create value. By doing so, we expect to benefit from China’s fast growing e-commerce sector, which contributed to 42% of the global market in 2016, up from less than 1% in 2005.

(5)	We anticipate deleveraging will remain an important theme for many of Asia’s major economies, particularly China and India. To the extent possible, we will seek to take advantage of such distressed situations by identifying and acquiring high-quality consumer business franchises from relevant over-leveraged conglomerates that might be available at a substantial discount, particularly in cases where our management or sponsor may have actionable relationships with such potential sellers.

Acquisition Criteria

Our objective is to generate meaningful returns through a disciplined strategy of underwriting intrinsic worth and affecting positive change to unlock value, with a priority focus on the consumer/lifestyle sector. Consistent with such objective, we have identified the following general criteria and guidelines in evaluating potential target businesses:

(1)	Target businesses in the consumer/lifestyle sector that are potentially positioned to benefit from our industry networks and insights, or in other high-potential industries that can equally benefit from, inter alia, (a) the rebranding and optimization of distribution channels, (b) a rigorous Greater China execution and/or distribution strategy, and/or (c) application of e-commerce initiatives that can drive strong efficiency gains and/or improve staggered sales;

(2)	Target businesses that are available for sale at substantial discounts due to the deleveraging needs of their respective parent companies;

(3)	Target businesses that are at an inflection point, such as those requiring additional management expertise, have untapped potential for new products or services, or where we believe we can drive improved financial performance and where acquisition through a publicly listed vehicle may help facilitate growth;

(4)	Target businesses that have recently been pressured by significant waves of devaluation whose growth potential can be re-animated through further related sector add-on acquisitions and complementary strategic alliances. In such cases, we may seek to create value through the simultaneous acquisition and merger of multiple targets with significant synergetic values. However, we do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination unless we believe a specific case can be made for such action;

(5)	Target businesses, in general, that suggest unrecognized and underpriced value; and/or

(6)	Target businesses that will offer attractive risk-adjusted equity returns for our shareholders. Financial returns will be evaluated based on (a) the ability to achieve cost savings, (b) the potential for organic growth in cash flows, (c) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (d) the prospects of benefiting from other value creation initiatives. Potential upside from improvement in earnings and an improved capital structure will be weighed against any identified downside risks.

These criteria and guidelines are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on the preceding criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant at the time. Notwithstanding the foregoing, we may complete a business combination with a target business that does not meet any of the preceding criteria and guidelines.

Financial position

With funds in the trust account of $251,886,105 as of December 31, 2018 available to use for a business combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in a tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Significant Activities Since Inception

On August 20, 2018, we consummated our initial public offering of 22,000,000 units, each unit consisting of one ordinary share, par value $0.0001 per share, one half of one warrant, each whole warrant exercisable for one ordinary shares at an exercise price of $11.50 per share, and one right to receive one-tenth (1/10) of one ordinary share upon consummation of our initial business combination, pursuant to the registration statements on Form S-1 (File Nos. 333-226423 and 333-226859). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $220,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 11,800,000 warrants, issued to an affiliate of Symphony, at a price of $0.50 per warrant, generating gross proceeds of $5,900,000.

On August 22, 2018, the underwriters of our initial public offering exercised their over-allotment option in full and purchased 3,000,000 units at an offering price of $10.00 per unit, generating gross proceeds of $30.0 million. On August 22, 2018, simultaneously with the sale of the over-allotment units, we completed a private placement for an additional 1,200,000 warrants, issued to an affiliate of Symphony, at a price of $0.50 per warrant, generating gross proceeds of $600,000.

$250.0 million of the net proceeds from the initial public offering (including the over-allotment) and the private placements with Symphony were deposited in a trust account established for the benefit of our public stockholders.

Our units began trading on August 16, 2018 on the Nasdaq Capital Market under the symbol TKKSU. Commencing on September 12, 2018, the securities comprising the units began separate trading. The units, ordinary shares and warrants are trading on the Nasdaq Capital Market under the symbols “TKKSU,” “TKKSC” and “TKKSW,” respectively.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction) other than the $15,000 per month administrative services fee, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described above in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider a variety of factors in addition to those listed in the sections titled “Business Strategies” and “Acquisition Criteria,” above, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Alternative structures to comply with regulations in certain Chinese industries

We may need to adopt alternative structures in the event that we elect to acquire a target company in certain Chinese industries. The Chinese government has restricted or limited direct foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers. The Chinese government may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties which could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be majority or wholly owned by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to secure for us economic benefits and to assume risk of losses and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration: (i) the target company would be majority owned by Chinese residents whom would be likely designated by us and the target company would continue to hold the requisite licenses for the target business and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

●	Our exercise of effective control over the target company;

●	Our assumption of the economic benefits and risk of losses of the target company that are substantially similar to full ownership;

●	Our receipt of a pledged interest in all of the issued and outstanding interests of the target company, including the right to vote such shares, as security for the performance of the target company’s obligations under the contractual arrangements;

●	Our receipt of an irrevocable proxy for the maximum period permitted by law, to vote the shareholders’ shares in the target company in such manner and for or against such proposals as we may determine; and

●	Our receipt of an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under Chinese law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or shares exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

While we believe under such contractual arrangement, we will be considered the primary beneficiary and be able to consolidate financial results of the target company in our consolidated financial statements. In the event that in the future generally accepted accounting policies in the United States and the SEC accounting regulations change and we are deemed not to be the primary beneficiary by controlling the target company through such contractual arrangement, we would not be able to consolidate line by line the target company’s financial results in our consolidated financial statements.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We have not selected any target business on which to concentrate our search for our initial business combination and we are, therefore, unable to determine at this time what form an acquisition of a target business will take.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until February 20, 2020 (or June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 9,275,001 of our public shares (or approximately 37.1% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the 200,000 shares issued to the representative of the underwriters upon the consummation of our initial public offering are voted in favor of the transaction).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

We have until February 20, 2020 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by February 20, 2020, we may, by resolution of our board of directors, extend the period of time to consummate a business combination for no more than four (4) months as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 15, 2018, in order for the time available for us to consummate our initial business combination to be extended, we must issue to holders of our public shares by way of a dividend one warrant to purchase one half of an ordinary share for an aggregate of up to 25,000,000 potential extension warrants. Each potential extension warrant would be identical to the warrants included in the units sold in our initial public offering. In the event that we extend the period to consummate our initial business combination by issuing the potential extension warrants referenced above, we will issue a press release announcing such intention at least one month prior to our February 20, 2020 deadline. This press release will indicate (i) that the record date to establish the holders of record entitled to receive the dividend of potential extension warrants will be February 20, 2020 and (ii) the payment date of such dividend. Alternatively, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 15, 2018, we may extend the period of time to consummate a business combination by obtaining shareholder approval, in which case we will afford public shareholders an opportunity to redeem their public shares. If we extend the period of time to consummate a business combination by obtaining shareholder approval, we will not issue the potential extension warrants discussed above. In either case, we are not obligated to extend the time for us to complete our initial business combination.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the legal holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein), it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

The amount in the trust account (less approximately $2,500 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest, net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders, our sponsor and Symphony has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private warrants and to vote their insider shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. They have also waived any right to receive the potential extension warrants on account of their insider shares.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account. The amount in the trust account as of December 31, 2018 is approximately $10.08 per public share.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

TKK Capital Holding has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants and rights and the potential future dilution they represent;

●	our obligation to pay EarlyBirdCapital a fee of 3.5% of the gross proceeds of our initial public offering upon consummation of our initial business combination pursuant to the business combination marketing agreement;

●	our obligation to either repay or issue warrants upon conversion of up to $1,000,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. Furthermore, the fact that we will not be required to pay our underwriters any deferred compensation upon consummation of an initial business combination may give us a competitive advantage over other similarly structured blank check companies.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2019. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors

You should consider carefully all of the following risk factors and all the other information contained in this report, including the financial statements. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Associated with Our Business

We have no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) before receiving liquidation distributions.

We have until February 20, 2020 (or June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating a business transaction.

We have until February 20, 2020 (or June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants and rights will be worthless.

We have until February 20, 2020 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by February 20, 2020, we may, by resolution of our board of directors, extend the period of time to consummate a business combination to no later than June 20, 2020 as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 15, 2018, in order for the time available for us to consummate our initial business combination to be extended, we must issue to holders of our public shares by way of a dividend one warrant to purchase one half of an ordinary share for an aggregate of up to 25,000,000 potential extension warrants. In the event that we extend the period to consummate our initial business combination by issuing the potential extension warrants referenced above, we will issue a press release announcing such intention at least one month prior to our February 20, 2020 deadline. This press release will indicate (i) that the record date to establish the holders of record entitled to receive the dividend of potential extension warrants will be February 20, 2020 and (ii) the payment date of such dividend. Alternatively, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 15, 2018, we may extend the period of time to consummate a business combination by obtaining shareholder approval, in which case we will afford public shareholders an opportunity to redeem their public shares. If we extend the period of time to consummate a business combination by obtaining shareholder approval, we will not issue the potential extension warrants discussed above. In either case, we are not obligated to extend the time for us to complete our initial business combination.

If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Our ability to obtain an extension of time to consummate an initial business combination by issuing potential extension warrants is different than other similarly structured blank check companies.

In order to obtain an extension of time to consummate an initial business combination, many blank check companies have been required to place additional funds in trust for the benefit of their public shareholders, thereby increasing the per-share liquidation amount payable to public shareholders if the company is unable to consummate an initial business combination by the extended deadline. In contrast, as indicated above, we can obtain a four month extension to consummate our initial business combination by issuing to holders of our public shares, by way of a dividend, one warrant to purchase one half of one ordinary share for an aggregate of up to 25,000,000 potential extension warrants. If we are unable to consummate a business combination by the new deadline, the potential extension warrants will expire worthless and our public shareholders will receive the same per-share liquidation amount they would have received if we had not extended the time to consummate a business combination.

You are not entitled to protections normally afforded to investors of blank check companies.

We are deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination by February 20, 2020. Because we are not subject to Rule 419, we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our memorandum and articles of association currently authorize the issuance of up to 200,000,000 ordinary shares, par value $.0001 per share, and 2,000,000 preferred shares, par value $.0001 per share. Immediately after our initial public offering and the purchase of the private warrants, there were 147,050,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants, potential extension warrants and rights). Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein), we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account as of December 31, 2018 of $406,994, along with the sponsor commitment of $300,000, are sufficient to allow us to operate until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial shareholders, officers, directors and their affiliates may, but are not obligated to (except as described herein), loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant. In February 2019, the Sponsor committed to provide us an aggregate of $300,000 in loans. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, TKK Capital Holding has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) if a business combination has not been consummated by such time. If we are unable to complete an initial business combination during such time period, it will trigger our automatic winding up, liquidation and dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, TKK Capital Holding has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to pay a fine of US$18,292.68 and subject to imprisonment for five years in the Cayman Islands.

Holders of warrants and rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the warrants and rights will expire and holders will not receive any of such proceeds with respect to the warrants and rights.

We have no obligation to net cash settle the warrants or rights.

In no event will we have any obligation to net cash settle the warrants or rights. Accordingly, the warrants and rights may expire worthless.

Because each warrant is exercisable for only one-half of one ordinary share, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one ordinary share. Warrants may be exercised only for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the warrants. As a result, warrant holders not purchasing an even number of units must sell any odd number of warrants in order to obtain full value from the fractional interest that will not be issued. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole ordinary share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of ordinary shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the redeemable warrants, public holders will only be able to exercise such redeemable warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the redeemable warrants for cash.

Except as set forth below, if we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis,” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant or convert a right if the issuance of ordinary shares upon such exercise or conversion has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants and/or rights.

No warrants will be exercisable for cash and no rights will be convertible and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise or conversion have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants and/or rights. At the time that the warrants become exercisable or the rights become convertible, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants or conversion of rights are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants and/or rights reside, the warrants and/or rights may be deprived of any value, the market for the warrants and/or rights may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need approval from the holders of only 6,000,001, or 24.0%, of the public warrants to amend the terms of the warrants (assuming that the holders of the private warrants voted in favor of such amendment).

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we intend to focus our search for target businesses on specific locations and industry sectors as described herein, we are not limited to those locations and sectors and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

While we intend to focus our search for target businesses within the locations and industries as described herein, we may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For instance, Sing Wang, our Chief Executive Officer and Chairman, is Chief Executive Officer and a director of CM Seven Star Acquisition Corporation, a blank check company that went public in October 2017 and is currently seeking a target business with which to consummate an initial business combination. CM Seven Star has until January 30, 2019 to complete its initial business combination (subject to an extension to April 30, 2019 and further extensions upon shareholder approval). Subject to Mr. Wang’s fiduciary duties under Cayman Islands law, Mr. Wang will present opportunities for target businesses to CM Seven Star prior to presenting them to us unless such opportunity is expressly offered to Mr. Wang solely in his capacity as a director and/or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. As CM Seven Star is not currently seeking a target business for its initial business combination, we do not believe the fiduciary duties of Mr. Wang owed to CM Seven Star will affect our ability to complete our initial business combination.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers, directors and our sponsor, which is affiliated with certain of our officers, have waived their right to convert (or sell to us in any tender offer) their insider shares or any other ordinary shares acquired in our initial public offering or thereafter (although none of these insiders have indicated any intention to purchase units in our initial public offering or thereafter) or to receive distributions from the trust account with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Symphony has also, through an affiliate, purchased from us an aggregate of 13,000,000 private warrants at $0.50 per private warrant (for a total purchase price of $6,500,000) that will expire worthless if we do not consummate a business combination. In addition, our officers and directors or their affiliates may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq Capital Market, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their conversion rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise conversion rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their conversion rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct conversions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. In determining whether to seek shareholder approval on a proposed business combination, we will consider factors such as timing and cost and other factors that we may deem material at the time of entry into a definitive agreement. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the issued and outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise conversion rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a shareholder or a “group” of shareholders holding a substantial portion of our ordinary shares may influence our ability to complete our business combination.

Unlike other blank check companies, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of incorporation will not provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), holding in excess of a certain percentage of shares offered in our initial public offering will be restricted from seeking redemption rights with respect to any shares they hold in excess of such percentage. The ability of any such shareholder to redeem all their shares will increase their influence over our ability to complete our business combination and could make it more difficult for us to complete such business combination.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders collectively own approximately 19.9% of our issued and outstanding ordinary shares. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase any units or ordinary shares from persons in the open market or in private transactions. However, our officers, directors, initial shareholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in the aftermarket in favor of such proposed business combination.

There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights until February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein). If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants that will result in the issuance of up to 12,500,000 ordinary shares as part of the units offered in our initial public offering and private warrants that will result in the issuance of an additional 6,500,000 ordinary shares. We may also issue to holders of our public shares, by way of a dividend, potential extension warrants, which may result in the issuance of an additional 12,500,000 ordinary shares. The potential for the issuance of a substantial number of additional shares upon exercise of the warrants and conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private warrants and our initial shareholders, officers and directors are entitled to demand that we register the resale of the shares underlying the private warrants and private warrants and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. holders of our securities.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, rights or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares, rights or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year ending December 31, 2019. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2018), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2019. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending December 31, 2019. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2019 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares, rights or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares, rights and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants and likely not our rights) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

The treatment of the rights to acquire our ordinary shares is unclear. For example, the rights may be viewed as a forward contract, derivative security or similar interest in our company (analogous to a warrant or option with no exercise price), and thus the holder of the right would not be viewed as owning the ordinary shares issuable pursuant to the rights until such ordinary shares are actually issued. There may be other alternative characterizations of the rights that the IRS may successfully assert, including that the rights are treated as equity in our company at the time the rights are issued, that would reach different conclusions regarding the tax treatment of the rights under the PFIC rules. In any case, depending on which characterization is successfully applied to the rights, different PFIC consequences may result for U.S. Holders of the rights. It is also likely that a U.S. Holder of rights would not be able to make a QEF or mark-to-market election (discussed below) with respect to such U.S. Holder’s rights. Due to the uncertainty of the application of the PFIC rules to the rights, all U.S. holders are strongly urged to consult with their own tax advisors regarding the consequences to holders of such rights in any initial business combination.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares, rights or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our rights or warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares, rights or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares, rights or warrants under their particular circumstances.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries, we believe that we will not be considered to be an investment company pursuant to the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not provided for.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and certain of our officers and directors are residents of jurisdictions outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

U.S. federal income tax reform could adversely affect us and holders of our units.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly revised the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changes the U.S. federal income tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The impact of this new tax legislation, or of any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If restrictions on repatriation of earnings from the target business’ home jurisdiction to foreign entities are instituted, our business following a business combination may be materially negatively affected.

It is possible that following an initial business combination, the home jurisdiction of the target business may have restrictions on repatriations of earnings or additional restrictions may be imposed in the future. If they were, it could have a material adverse effect on our operations.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on, such as some countries in Eastern Europe, Central Asia and India, differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Risks Associated With Acquiring and Operating a Target Business with its Primary Operation in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country, although we intend to focus on opportunities created by consumer/lifestyle assets that may have particular application for the PRC market. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in and/or important economic relationships with the PRC.

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, we may not be able to complete a PRC transaction in a timely manner.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”, including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (“SAIC”), the State Administration of Foreign Exchange (“SAFE”) or its branch offices, the State Asset Supervision and Administration Commission (“SASAC”), and the China Securities Regulatory Commission (“CSRC”). Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to February 20, 2020 (or until June 20, 2020 if we extend the period of time to consummate a business combination through issuance of the potential extension warrants, as described in more detail herein) or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If, due to restrictions on foreign investment in a target business, we have to acquire the business through the use of contractual arrangements and the PRC government determines that such contractual arrangements do not comply with foreign investment regulations, or if these regulations or the interpretation of existing regulations in the PRC change or new restrictive or prohibitive regulations come into force in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Because of the above mentioned industrial restrictions, foreign investors often acquire control of PRC business through the use of contractual arrangements pursuant to which they effectively control the PRC business. There are uncertainties as to whether such contractual arrangements comply with the regulations prohibiting or restricting foreign ownership in certain industries. In addition, even if such arrangements are not in violation of current regulations, such regulations are subject to change in the future and may be broadened to further restrict foreign investments in new industries or new category of assets.

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations with respect to foreign investment in local entities (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of our initial public offering to finance the target businesses and its operations;

●	impose conditions or requirements with which we or potential future target business may not be able to comply; or

●	require us to discontinue a portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

If we have to acquire a target business through contractual arrangements with, or which results in, one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production and heavy equipment manufacturers, for example. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review and approval requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in PRC operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, there has been limited implementation guidance provided with respect to the merger and acquisition regulations. There can be no assurance the relevant government agencies would not apply them to a business combination effected through contractual arrangements. If such an agency determines such an application should have made, consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a China state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a state-owned business or assets.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our initial public offering to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

If we successfully consummate a business combination with a target business with its primary operation in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a target business with primary operations in PRC, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our corporate structure, corporate governance and business operations should we adopt a variable interest entity structure in connection with our initial business combination.

The PRC Ministry of Commerce, or MOFCOM, published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOFCOM is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our corporate structure, corporate governance and business operations in many aspects if we adopt a variable interest entity structure in connection with our initial business combination.

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs. If an FIE proposes to conduct business in an industry subject to foreign investment “restrictions” in the “negative list,” the FIE must go through a market entry clearance by the MOFCOM before being established. If an FIE proposes to conduct business in an industry subject to foreign investment “prohibitions” in the “negative list,” it must not engage in the business. However, an FIE that is subject to foreign investment “restrictions,” upon market entry clearance, may apply in writing for being treated as a PRC domestic investment if it is ultimately “controlled” by PRC government authorities and its affiliates and/or PRC citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a “negative list,” to be separately issued by the State Council at a later date. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the MOFCOM, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The draft Foreign Investment Law has not taken a position on what actions will be taken with respect to the companies employing a VIE structure before its enactment, whether or not these companies are controlled by Chinese parties, while it is soliciting comments from the public on this point. It is uncertain whether or not we will utilize any VIE structure in connection with our initial business combination or whether our initial business combination will be completed before the enacted version of the Foreign Investment Law becomes effective. In addition, it is uncertain whether the industry in which our target company operates will be subject to the foreign investment restrictions or prohibitions set forth in the “negative list” that is to be issued. If we utilize a VIE structure in connection with our initial business combination and the enacted version of the Foreign Investment Law and the final “negative list” mandate further actions, such as MOFCOM market entry clearance or certain restructuring of corporate structure and operations, there may be substantial uncertainties as to whether we can complete these actions in a timely manner, or at all, and our business and financial condition may be materially and adversely affected.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs if we utilize any VIE structure in connection with our initial business combination. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from an investment implementation report and an investment amendment report that are required for each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 2039, 2/F United Center, 95 Queensway, Admiralty, Hong Kong. We paid our sponsor an average of $2,208 per month for this space and have paid an aggregate of $24,290 in rental fees from November 1, 2017 through August 15, 2018. Commencing on August 15, 2018, we pay TKK Capital Holding $15,000 per month for providing certain general and administrative services, including office space, utilities and secretarial support, to us pursuant to a letter agreement between us and TKK Capital Holding. We believe, based on rents and fees for similar services in the Central, Hong Kong area, that the fee charged by TKK Capital Holding is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, ordinary shares, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “TKKSU,” “TKKS,” “TKKSR” and “TKKSW, respectively. Our units commenced public trading on August 16, 2018, and our ordinary shares, rights and warrants commenced public trading on September 12, 2018.

Holders

On March 11, 2019, there was 1 holder of record of our units, 15 holders of record of our ordinary shares, 1 holder of record of our rights and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2018, and for period from February 5, 2018 (inception) through December 31, 2018. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

For the Period from February 5, 2018 (inception) through December 31, 2018
Statement of Operations Data:
Loss from operations	$(276,966)
Other income, net	1,886,105
Net income	$1,609,139

Weighted average shares outstanding of ordinary shares	6,592,952
Basic and diluted net loss per ordinary share	$(0.04)

December 31, 2018
Balance Sheet Data:
Cash	$406,994
Marketable securities held in Trust Account	$251,886,105
Total assets	$252,412,991
Total liabilities	$23,790
Ordinary shares, subject to possible redemption	$247,389,192
Total shareholders’ equity	$5,000,009

Cash Flow Data:
Net cash used in operating activities	$(373,068)
Net cash used in investing activities	$(250,000,000)
Net cash provided by financing activities	$250,780,062

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2018 (inception) through December 31, 2018 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 5, 2018 (inception) through December 31, 2018, we had net income of $1,609,139, which consists of interest income on marketable securities held in the Trust Account $1,947,244, offset by operating costs of $276,966 and an unrealized loss on marketable securities held in our Trust Account $61,139.

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

For the period from February 5, 2018 (inception) through December 31, 2018, cash used in operating activities was $373,068. Net income of $1,609,139 was affected by interest earned on marketable securities held in the Trust Account of $1,947,244, an unrealized loss on marketable securities held in our Trust Account of $61,139 and changes in our operating assets and liabilities, which used $96,102 of cash from operating activities.

As of December 31, 2018, we had marketable securities held in the Trust Account of $251,886,105 (including approximately $1,886,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of December 31, 2018, we had cash of $406,994 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to (except as described herein), loan us funds as may be required. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. In February 2019, the Sponsor committed to provide us an aggregate of $300,000 in loans. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, we had $406,994 in our operating bank accounts, $251,886,105 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $503,096. In addition, in February 2019, our Sponsor committed to provide us an aggregate of $300,000 in loans. The loans, as well as any future loans that may be made by our Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants. Based on the foregoing, we believe we will have sufficient cash to meet our needs for the next twelve months following the date from when the financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services provided to the Company. We began incurring these fees on August 15, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Sing Wang	55	Chief Executive Officer and Chairman
Ian Lee	49	Chief Financial Officer and Director
Ronald Issen	56	Chief Investment Officer
Joanne Ng	30	Senior Director of Business Development
James Heimowitz	57	Director
Stephen Markscheid	64	Director
Zhe Zhang	44	Director

Mr. Sing Wang has been our Chief Executive Officer and Chairman of our Board since inception. Throughout the past 30 years, Mr. Wang has spearheaded nearly 70 private equity and venture capital transactions globally across a wide range of sectors, including consumer, technology, telecommunications, media, financial institutions, healthcare and natural resources. He has served as the Vice General Manager (non-executive) of CMIG Capital Company Limited, a financial investment platform of China Minsheng Investment Group, since May 2017 and the Chairman of TKK Capital, a private equity/wealth management company, since August 2015. In February 2018, Mr. Wang was appointed Director and Chief Executive Officer of CM Seven Star Acquisition Corporation (NASDAQ: CMSS), a special purpose acquisition company that completed its initial public offering on October 25, 2017 and has entered into a share exchange agreement in November 2018, providing for the acquisition of Kaixin Auto Group, a premium used auto dealership group in China, from Renren Inc. (NYSE: RENN). From February 2016 to May 2017, Mr. Wang was the Chief Executive Officer and Executive Director of China Minsheng Financial Holding Corporation Limited (HKEx: 245), an overseas investment platform of China Minsheng Investment Group. From September 2015 to December 2017, Mr. Wang was a Senior Advisor to TPG China, Limited (Growth Platform), which specializes in growth equity and middle-market buyout opportunities. From 2016 to November 2017, Mr. Wang was also the Executive Chairman of Evolution Media China, a newly-established media and internet investment platform closely associated with TPG Growth and Creative Artists Agency. From May 2006 to August 2015, Mr. Wang was a Partner at TPG and served as a Co-Chairman of TPG Greater China and the Head of TPG Growth North Asia. Prior to joining TPG, from mid-2000 to early 2006, Mr. Wang was the Chief Executive Officer and Executive Director of TOM Group Limited (HKEx: 2383), a Chinese-language media and internet conglomerate in Greater China. Previously, Mr. Wang was with Goldman Sachs from July 1993 to May 2000, holding various positions, including as the Head of China High Technology in Hong Kong. He was a manager at HSBC Private Equity from November 1992 to June 1993, and a strategic consultant with McKinsey & Co. in Chicago from November 1989 to September 1992.

Mr. Wang has served on the board of directors of several companies, including Non-Executive Chairman of Grindr Inc. (from August 2018 to present), Independent Non-Executive Director of Vitamin Shoppe, Inc. (NYSE: VSI) (from Apr 2018 to present), as Independent Non-Executive Director of Sands China Limited (HKEx: 1928) (from July 2017 to October 2018), Non-Executive Director of China Renewable Energy Investment Limited (HKEx: 987) (from June 2011 to October 2015), Non-Executive Director of MIE Holdings Corporation (HKEx: 1555) (from June 2010 to November 2015), Alternate Director of Ping An Insurance (Group) Company of China, Ltd. (HKEx: 2318) (from 1994 to 2000), and Director of China Resources Land Limited (HKEx: 1109) (from 1996 to 1999).

In addition, from June 2011 to May 2013, Mr. Wang was a member of the Listing Committee of the Stock Exchange of Hong Kong. From May 2011 to November 2015, Mr. Wang served as the Chairman of the Industry Policy Committee (IPC) of China Venture Capital and Private Equity Association (CVCA).

Mr. Wang graduated from Yunnan University, China, with a Bachelor of Science degree in Chemistry, and from the University of Oxford, UK, with multiple degrees including a Master of Science degree in Forestry and its Relation to Land Use, a Bachelor of Arts degree in Philosophy, Politics and Economics and a Master of Arts. We believe Mr. Wang is well-qualified to serve as a member of the Board because of his significant directorship experience, remarkable leadership experience and in-depth knowledge in cross-border transactions.

Mr. Ian Lee has been our Chief Financial Officer since inception and our Director of our Board since August 15, 2018. Since January 2018, Mr. Lee has been serving as the Chief Financial Officer of TKK Capital. Mr. Lee was Chief Financial Officer and Operating Partner of Evolution Media China from May 2016 to January 2018. During his tenure at Evolution Media China, Mr. Lee worked closely with and reported directly to Mr. Wang, who served as Executive Chairman of Evolution Media China. From August 2014 to April 2016, Mr. Lee was Chief Financial Officer of TPG’s two RMB funds, Shanghai and Chongqing. From February 2013 to December 2013, he served as Chief Operating Officer of DMG (SZSE: 2143), a Chinese entertainment and communication company. From February 2012 to February 2013, Mr. Lee was a Consultant for 3R Group, an advertising and marketing company in China. From April 2005 to January 2012, Mr. Lee was with Omnicom Media Group, part of Omnicom Group (NYSE: OMC), a global advertising, marketing and corporate communications company, serving as Finance Director, Chief Financial Officer and President & Chief Operating Officer of China. From 1998 to 2004, Mr. Lee was with News Corp/21st Century Fox, where he spent seven years in the Sydney, Beijing, Shanghai and Hong Kong offices in various positions, including Vice President of STAR China, News Corp’s China Operation, and Finance Director of ChinaByte, a joint venture between People’s Daily and News Corp. Mr. Lee holds a Master of Management from University of Technology, Sydney, Australia and a Bachelor degree in Genetics from Sichuan University, China. We believe Mr. Lee is well-qualified to serve as a member of the Board because of his significant leadership experience and extensive knowledge and experience in the U.S. and China capital markets.

Mr. Ronald Issen has been our Chief Investment Officer since inception. Mr. Issen is Founder and Managing Director of Issen & Company Limited since 2000, with over 20 years of financial experience in Asia, including Hong Kong, Singapore, Taiwan and Macau. From 2007 to 2013, Mr. Issen was a Senior Advisor with Apollo Global Management, LLC, and, from 2005 to 2007, was Senior Executive Vice President and a member of the Executive Management Committee of eSun Holdings Limited (HKEx: 571, part of Hong Kong’s Lai Sun Group), a Chinese-language media/entertainment and hospitality group. Prior to that, from 1989 to 1999, Mr. Issen was a senior banking executive with Banque Indosuez and its successor institutions (later acquired by Credit Agricole), having begun his career with Smith Barney, Harris Upham (later part of Salomon Brothers/Citigroup) and the Boston Consulting Group.

Mr. Issen currently serves, among others, as a Board Director for Capella Hotel Group Pte Ltd, as Board Director for Cardiff City FC of the English Premier League and as Board Director of KV Kortrijk of the Belgian First Division A professional football league. He has served in the past on the boards of various subsidiary companies associated with Lippo Group, an Indonesian/Singaporean conglomerate, including Auric Pacific Group Limited (SGX: A23) (from 2015 to 2017), Food Junction Holdings Limited (SGX: 529) (from 2011 to 2013), and privately-held MIDAN City Development Co. Ltd. (from 2010 to 2011) in Korea. Separately, Mr. Issen was Deputy Chairman and Board Director of City e-Solutions Limited (HKEx: 557) from 2013 to 2016, and Director of CDL Hospitality Trusts (SGX: J85) from 2014 to 2016, an Asian hospitality REIT. Mr. Issen holds an MBA from the Stanford University Graduate School of Business where he was an EJ Gallo Foundation Fellow and a Bachelor of Arts from Williams College, cum laude with honors.

Ms. Joanne Ng has been our Senior Director of Business Development since inception. Since January 2013, Ms. Ng has served as a Director of Investments at Omer Capital, her own single family office based in Hong Kong, where she manages an auxiliary early-stage fund specializing in technology and financial technology, with investments across China, Taiwan, the United Kingdom, and North America. She has also served as advisor to numerous privately-held Chinese technology ventures. From March 2010 to November 2012, Ms. Ng was with the Investment Banking Department of Bank of America Merrill Lynch. She has a wealth of transaction experience in the financial institutions sector, including, most notably, DBS Bank’s $4.9 billion acquisition of Bank Danamon, the largest ever Indonesia FIG M&A at the time; Tokyo Stock Exchange’s $1.1 billion merger with Osaka Securities Exchange; and Bank Mandiri’s $1.3 billion rights offering, awarded by The Asset as “Asia Pacific’s Best Secondary Offering” in 2011. Ms. Ng holds a Bachelor degree in International Business and Global Management from the University of Hong Kong.

Mr. James Heimowitz has been serving as an independent director since August 15, 2018. Mr. Heimowitz brings 35 years of experience in US-China relationships. Since September 2014, Mr. Heimowitz has been the President of the China Institute, the oldest bi-cultural organization in the US focused exclusively on China. From March 2013 to September 2014, Mr. Heimowitz was Managing Director of New Frontiers Asia, a Hong Kong-based consultancy. From February 2004 to March 2013, Mr. Heimowitz was with Hill + Knowlton Strategies where he was Chief Executive Officer for Hill + Knowlton, Asia, and Chairman for Hill + Knowlton, China. From 2001 to 2004, he founded and served as President of JBH Consulting Group, a New York-based consultancy specializing in advice on market access and strategic positioning for Asia. Prior to that, Mr. Heimowitz served as Managing Director for Corporate Strategy at Bankers Trust/Deutsche Bank from 1997 to 2000 and Manager of the Boston Consulting Group’s Worldwide

Asia Team from 1994 to 1996. From 1990 to 1994, Mr. Heimowitz was with the Chase Manhattan Bank and led its successful re-entry to China.

Mr. Heimowitz holds an MBA from The Wharton School as well as a Master of Arts in International Relations and a Bachelor of Arts in Oriental Studies from the University of Pennsylvania. He is a member of the Council on Foreign Relations and serves on its Independent Economic Task Force on China, which is charged with delivering policy advice to the White House. He is also a member of the National Committee on US-China Relations and sits on numerous boards of companies in the media, technology and China sectors. We believe Mr. Heimowitz is well-qualified to serve as a member of the Board because of his strategic, operations, financial and leadership experience in the Asian and Chinese markets.

Mr. Stephen Markscheid has been serving as an independent director since August 15, 2018. Mr. Markscheid has been a venture partner at DealGlobe, a Shanghai based boutique investment bank, since February 2017. He currently serves as an independent director of ZZ Capital International (HKEx: 08295), Ener-Core (OTCQB: ENCR), Fanhua Inc., (formerly CNinsure Inc.) (NASDAQ: FANH), and Jinko Solar Inc. (NYSE: JKS), and Hexindai (NASDAQ: HX). Since November 2007, Mr. Markscheid has served as CEO of Synergenz Inc, the US subsidiary of a molecular diagnostic company. Prior to that, from June 2006 to September 2007, he was CEO of Huamei Capital, a boutique investment bank in Chicago. From January 1998 to March 2006, he served as a director and later as Senior Vice President at different group companies of General Electric, where he led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to General Electric, from February 1994 to November 1997, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Prior to that, Mr. Markscheid was a commercial banker for 10 years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago and has years of professional experience in the financial services industries. Mr. Markscheid holds a Master’s Degree in International Affairs from Johns Hopkins University, and an MBA from Columbia University, where he was class valedictorian and a Bachelor of Arts degree from Princeton University. We believe Mr. Markscheid is well-qualified to serve as a member of the Board because of his significant directorship experience and extensive knowledge and understanding of the global and Asian financial markets.

Dr. Zhe Zhang has been serving as an independent director since August 15, 2018. Since May 2013, Dr. Zhang has been a Founding Partner of SIFT Capital, an asset manager licensed by the Securities and Futures Commission (SFC) of Hong Kong and China Securities Regulatory Commission (CSRC). Since March 2018, Dr. Zhang has also been a Partner and Head of M&A at London & Oxford Capital Markets Limited, an entity regulated by the Financial Conduct Authority (FCA) of the United Kingdom. Prior to that, from January 2000 to April 2013, he was an Executive Director at Goldman Sachs Beijing, where he was a member of the Supervisory Board of Goldman’s Beijing Office and led multiple overseas acquisitions by Chinese state-owned enterprises and listed companies. He is experienced with fund formation, equity investment and portfolio management. Before entering the private sector, Dr. Zhang spent 14 years with MOFCOM including as a diplomat stationed in Europe. He is licensed as a Responsible Officer for Asset Management under the SFC of Hong Kong, as well as the licensed to practice as a professional respectively for securities, futures and fund management in China. He currently sits on the board of China Oxford Scholarship Fund and is involved in the process for scholarship awardee selection every year. Dr. Zhang holds a Ph.D from China University of International Business and Economics (LL.D.), Master degrees from both Peking University (LL.M.) and Oxford University (Magister Juris), and a Bachelor degree from Shanghai Institute of Foreign Trade (B.A.). We believe Dr. Zhang is well-qualified to serve as a member of the Board because of his extensive asset management experience, as well as his background in securities and finance.

Advisor

We currently expect to seek guidance and advice on certain legal matters from the following advisor. We have no formal arrangement or agreement with this advisor to provide services to us and she has no fiduciary or contractual obligation to us, nor will she have any board voting or decision making capacity on our behalf. She will simply provide advice and assistance to us, at our request, only if she is able to do so.

Ms. Teresa Tham has been serving as our legal consultant since inception. Ms. Tham is qualified to practice as a solicitor in England & Wales and Hong Kong, and is an advocate and solicitor in Singapore. Since October 2015, she has been a Consultant at David Lo & Partners, a solicitors firm in Hong Kong, specializing in acquisition, restructuring, banking and project financing. Since September 2016, she has been an Independent Director of Eagle Nice (International) Holdings Limited (HKEx: 2368), a sportswear supplier. From September 2007 to October 2015, Ms. Tham was the Senior Vice President and Head of Legal of Symphony, our risk capital provider, during which she negotiated brand licenses across the USA, Canada, Mexico, Argentina, Chile, Uruguay, Japan and the Philippines. From July 1998 to August 2007, Ms. Tham was Head of Legal and General Manager of K. Wah Construction Materials (Hong Kong) Limited (now known as Galaxy Entertainment Group Ltd (HKEx: 027)), a developer and operator of integrated entertainment and resort facilities in Asia. From 1997 to 1998, Ms. Tham was Legal Advisor to GH Property Holdings Ltd, a real estate conglomerate with operations in Singapore, Hong Kong and the PRC. From January 1986 to July 1993, Ms. Tham was Assistant Vice President and Legal Adviser and later Head of Legal Division of Search International Ltd, an investment holding company which holds diversified investments worldwide including Duty Free Shoppers. During Ms. Tham’s tenure at Search International Ltd, she advised on its investments in banking, power station and property development projects and she was nominated to serve as Director of Union Bank of Hong Kong Ltd, now privatized and known as Industrial Commercial Bank of China (Asia), Union Finance Ltd, a deposit taking company (from Dec 1989 to July 1993); and Scilla Holdings Ltd., a then listed company on HKEx now privatized (from 1988 to 1989), where she also served as General Manager. Ms. Tham holds a Bachelor of Laws (Honors) from National University of Singapore and Masters of Law in International Business Transactions from City University of Hong Kong.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Heimowitz, Markscheid and Zhang, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Wang and Lee, will expire at the second annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Currently, each of Messrs. James Heimowitz, Stephen Markscheid, and Zhe Zhang would be considered an “independent director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of August 15, 2018 through the acquisition of a target business, we will pay TKK Capital Holding, an affiliate of our Chief Executive Officer and Chairman, an aggregate fee of $15,000 per month for providing us with office space, utilities and secretarial services.

Other than the $15,000 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Messrs. Stephen Markscheid, James Heimowitz, and Zhe Zhang, each of whom is an independent director under NASDAQ’s listing standards. Mr. Stephen Markscheid is the Chairperson of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Stephen Markscheid, James Heimowitz, and Zhe Zhang each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. James Heimowitz and Zhe Zhang, each of whom is an independent director under NASDAQ’s listing standards. Dr. Zhe Zhang is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. James Heimowitz and Zhe Zhang, each of whom is an independent director under NASDAQ’s listing standards. Mr. James Heimowitz is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter as exhibits to the registration statement filed in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. We will pay TKK Capital Holding, an affiliate of our Chief Executive Officer and Chairman, an aggregate fee of $15,000 per month for providing us with office space, utilities and secretarial services.

Other than the $15,000 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 11, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of the rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
TKK Symphony Sponsor 1	5,446,000	17.32%
Sing Wang(2)	5,946,000	18.91%
Ian Lee	35,000	*
Ronald Issen	50,000	*
Joanne Ng	75,000	*
James Heimowitz	28,000	*
Stephen Markscheid	28,000	*
Zhe Zhang	28,000	*
All directors and executive officers as a group (7 individuals)(2)	6,190,000	19.68%
HGC Investment Management Inc.(3)	1,453,000	5.25%
Bank of Montreal(4)	1,939,000	7.00%
Weiss Asset Management LP (5)	2,382,337	7.57%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Texas Kang Kai Capital Management (Hong Kong) Limited, 2039, 2/F United Center, 95 Queensway, Admiralty, Hong Kong.

(2)	These shares represent 500,000 shares held by Sing Wang individually and the shares held by our sponsor. Sing Wang indirectly owns 100% of the equity interest of our sponsor. He is the sole owner of China Capital Advisors Corporation, which is the sole owner of Texas Kang Kai Capital Partners. Texas Kang Kai Capital Partners owns 100% of the equity interest of TKK Capital Holding, the sole member of our sponsor. Consequently, Sing Wang may be deemed the beneficial owner of the shares held by our sponsor and has sole voting and dispositive control over such securities. Mr. Wang disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	According to a Schedule 13G filed with the SEC on February 13, 2019, by HGC Investment Management Inc. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership with respect to the shares held by HGC Investment Management Inc. on behalf of HGC Arbitrage Fund LP.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2019, by Bank of Montreal. The business address of Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1. The business address of BMO Capital Markets Corp. is 3 Times Square, New York, NY 10036. Bank of Montreal held the shares through its subsidiary, BMO Capital Markets Corp. as fiduciaries for certain employee benefit plans, trust and/or customer accounts.

(5)	According to a Schedule 13G filed with the SEC on February 15, 2019, by Weiss Asset Management LP. The business address of Weiss Asset Management LP is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares reported for BIP GP LLC include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC is the sole general partner. Weiss Asset Management LP is the sole investment manager to the Partnership. WAM GP LLC is the sole general partner of Weiss Asset Management LP. Andrew Weiss is the managing member of WAM GP LLC and BIP GP LLC.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In March 2018, we issued an aggregate of 5,750,000 ordinary shares to our sponsor for $25,000, which was received in April 2018, at a purchase price of $0.005 share. In June 2018, our sponsor transferred an aggregate of 804,000 founder shares to our officers, directors and other third parties at cost. On August 15, 2018, we effectuated a 1.1-for-1 dividend of our ordinary shares resulting in an aggregate of 6,325,000 founder shares outstanding and held by our initial shareholders. In connection with the dividend, our officers, directors and other third parties transferred to our sponsor an aggregate of 80,400 founder shares so that they retain an aggregate of 804,000 founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. On August 22, 2018, the underwriters in the Company’s initial public offering elected to exercise a portion of the over-allotment option for 3,000,000 additional units. As a result of such partial exercise, our sponsor forfeited 75,000 founder shares. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In August 2018, Symphony purchased an aggregate of 13,000,000 private placement warrants for a purchase price of $0.50 per warrant, or an aggregate purchase price of $6,500,000, in a private placement that occurred simultaneously with the closing of the Company’s initial public offering and the over-allotment. Each private placement warrant entitles the holder to purchase one half of one ordinary share at $11.50 per whole share. The private placement warrants (including the ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In order to meet our working capital needs following the consummation of our initial public offering, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to (except as described herein), loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into warrants at a price of $0.50 per warrant (which, for example, would result in the holders being issued warrants to acquire 1,000,000 ordinary shares if $1,000,000 of notes were so converted). Our shareholders have approved the issuance of the warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account, or interest earned on the trust account that is available to us, to repay such loaned amounts, but no proceeds from our trust account other than the interest earned thereon would be used for such repayment. In February 2019, the Sponsor committed to provide us an aggregate of $300,000 in loans. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender.

The holders of our founder shares, as well as the holders of the private warrants (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement dated August 15, 2018. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our sponsor had loaned to us an aggregate of $299,784 to be used to pay formation expenses and a portion of the expenses of our initial public offering. The loan was fully repaid in August 2018 following the consummation of our initial public offering. In addition, an affiliate of our sponsor, TKK Capital Holding, advanced us an aggregate of $140,237 to be used to pay formation expenses and a portion of the expenses of our initial public offering. The loan was payable without interest on demand. The loan was fully repaid in August 2018 following the consummation of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

Prior to our initial public offering, we reimbursed our sponsor for use of our principal executive offices. We paid our sponsor an average of $2,208 per month for this space and have paid an aggregate of $24,290 in rental fees from November 1, 2017 through August 15, 2018. Commencing on August 15, 2018 through the earlier of our consummation of our initial business combination or our liquidation, TKK Capital Holding, an affiliate of our Chief Executive Officer and Chairman, makes available to us certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time pursuant to an agreement dated August 15, 2018. This agreement replaced our current arrangement of reimbursing our sponsor for its office lease. We have agreed to pay TKK Capital Holding an aggregate of $15,000 per month for these services.

Other than the rent and the $15,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.  The aggregate fees of Marcum related to audit and review services in connection with our initial public offering totaled approximately $90,125 for the period from February 5, 2018 (date of inception) to December 31, 2018. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 5, 2018 (date of inception) to December 31, 2018, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period from February 5, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay Marcum for any other services for the period from February 5, 2018 (date of inception) to December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

TKK SYMPHONY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TKK Symphony Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TKK Symphony Acquisition Corporation (the “Company”) as of December 31, 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 5, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from February 5, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 11, 2019

TKK SYMPHONY ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2018

ASSETS
Current Assets
Cash	$406,994
Prepaid expenses	119,892
Total Current Assets	526,886

Marketable securities held in Trust Account	251,886,105
Total Assets	$252,412,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$23,790
Total Current Liabilities	23,790

Commitments

Ordinary shares subject to possible redemption, 24,553,676 shares at redemption value at December 31, 2018	247,389,192

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,896,324 shares issued and outstanding (excluding 24,553,676 shares subject to possible redemption) at December 31, 2018	690
Additional paid-in capital	3,390,180
Retained earnings	1,609,139
Total Shareholders’ Equity	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,412,991

The accompanying notes are an integral part of the financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Operating costs	$276,966
Loss from operations	(276,966)

Other income (loss):
Interest income on marketable securities held in Trust Account	1,947,244
Unrealized loss on marketable securities held in Trust Account	(61,139)
Other income, net	1,886,105

Net income	$1,609,139

Weighted average shares outstanding, basic and diluted (1)	6,592,952

Basic and diluted net loss per ordinary share (2)	$(0.04)

(1)	Excludes an aggregate of up to 24,553,676 shares subject to redemption at December 31, 2018.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,852,344 for the period from February 5, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of the financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

			Additional	Share		Total
	Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance – February 5, 2018 (inception)	—	$—	$—	$—	$—	$—

Founder Shares issued to Sponsor	6,325,000	633	24,367	(25,000)	—	—

Share subscription received from issuance of Founder Shares to Sponsor	—	—	—	25,000	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	244,252,562	—	—	244,255,062

Sale of 13,000,000 Private Placement Warrants	—	—	6,500,000	—	—	6,500,000

Forfeiture of Founder Shares	(75,000)	(7)	7	—	—	—

Issuance of Representative Shares	200,000	20	(20)	—	—	—

Ordinary shares subject to possible redemption	(24,553,676)	(2,456)	(247,386,736)	—	—	(247,389,192)

Net income	—	—	—	—	1,609,139	1,609,139

Balance – December 31, 2018	6,896,324	$690	$3,390,180	$—	$1,609,139	$5,000,009

The accompanying notes are an integral part of the financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Cash flows from operating activities:
Net income	$1,609,139
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,947,244)
Unrealized loss on securities held in Trust Account	61,139
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	23,790
Prepaid expenses	(119,892)
Net cash used in operating activities	(373,068)

Cash flows from investing activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	6,500,000
Advances from related party	140,237
Repayment of advances from related party	(140,237)
Proceeds from promissory note – related party	299,784
Repayment of promissory note – related party	(299,784)
Payment of offering costs	(744,938)
Net cash provided by financing activities	250,780,062

Net change in cash	406,994
Cash at beginning of period	—
Cash at ending of period	$406,994

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$245,739,860
Change in value of ordinary shares subject to possible redemption	$1,649,332

The accompanying notes are an integral part of the financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

At December 31, 2018, the Company had not yet commenced any operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of December 31, 2018, $406,994 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, the Company had $406,994 in its operating bank accounts, $251,886,105 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $503,096. In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company. The loans, as well as any future loans that may be made by the Company’s Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Marketable Securities Held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from February 5, 2018 (Inception) Through December 31,
2018
Net income	$1,609,139
Less: Income attributable to ordinary shares subject to possible redemption	(1,852,344)
Adjusted net loss	$(243,205)

Weighted average shares outstanding, basic and diluted	6,592,952

Basic and diluted net loss per ordinary share	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the period from February 5, 2018 (inception) through December 31, 2018, the Company incurred $67,500 in fees for these services, of which $7,500 is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company (see Note 10). The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender. As of December 31, 2018, there were no amounts outstanding under the loans.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2018, there were 6,896,324 ordinary shares issued and outstanding, excluding 24,553,676 ordinary shares to possible redemption.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$251,886,105

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 9. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the period from February 5, 2018 (inception) through December 31, 2018. The data has been derived from the Company’s unaudited financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	For the Period from February 5, 2018 (inception) through March 31, 2018	Second Quarter	Third Quarter	Fourth Quarter
Operating costs	$30,515	$9,344	$64,369	$172,748
Interest income	$—	$—	$588,938	$1,358,306
Unrealized gain (loss) on marketable securities	$—	$—	$(153,369)	$92,230
Net income (loss)	$(30,515)	$(9,344)	$371,210	$1,277,788
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2019, the Sponsor committed to provide $300,000 in loans to the Company.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 15, 2018, by and among the Company and the representatives of the several underwriters. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Ordinary Share Certificate. (3)

4.3	Specimen Right Certificate. (3)

4.4	Specimen Warrant Certificate. (3)

4.5	Warrant Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.6	Rights Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)

10.1	Promissory Note, dated March 31, 2018. (2)

10.2	Investment Management Trust Agreement, dated August 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated August 15, 2018, by and among the Company, Symphony and the holders party thereto. (1)

10.4	Share Escrow Agreement, dated August 15, 2018, by and among the Company, the holders party thereto and Continental Stock Transfer & Trust Company, as escrow agent. (1)

10.5	Securities Subscription Agreement, dated March 31, 2018, by and between the Registrant and TKK Symphony Sponsor 1. (2)

10.6	Warrant Subscription Agreement, dated August 15, 2018, by and between the Company and Giant Fortune International Limited. (1)

10.7	Letter Agreement, dated August 15, 2018, by and between the Company and the Sponsor. (1)

10.8	Letter Agreement, dated August 15, 2018, by and between the Company and TKK Capital Holding. (1)

10.9	Letter Agreement, dated August 15, 2018, by and among the Company, Sing Wang, Ian Lee, Ronald Issen, Joanne Ng, James Hemowitz, Stephen Markschied, Zhe Zhang, Huang Po Wan and Tham Kit Wan. (1)

10.10	Administrative Services Agreement, dated August 15, 2018, by and between the Company and TKK Capital Holding. (1)

10.11	Form of Indemnity Agreement. (3)

14.1	Code of Ethics. (3)

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 21, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 30, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 6, 2018.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2019	TKK Symphony Acquisition Corporation

	By:	/s/ Sing Wang
	Name:	Sing Wang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sing Wang	Chief Executive Officer and Chairman	March 11, 2019
Sing Wang	(Principal Executive Officer)

/s/ Ian Lee	Chief Financial Officer and Director	March 11, 2019
Ian Lee	(Principal Financial and Accounting Officer)

/s/ Ronald Issen	Chief Investment Officer	March 11, 2019
Ronald Issen

/s/ Joanne Ng	Senior Director of Business Development	March 11, 2019
Joanne Ng

/s/ James Heimowitz	Director	March 11, 2019
James Heimowitz

/s/ Stephen Markscheid	Director	March 11, 2019
Stephen Markscheid

/s/ Zhe Zhang	Director	March 11, 2019
Zhe Zhang