Form 10-Q
period 2019-03-31
TKK SYMPHONY ACQUISITION Corp
filed 2019-05-15
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	TKKS	The NASDAQ Stock Market LLC
Warrants, each exercisable for one-half of one Ordinary Share	TKKSW	The NASDAQ Stock Market LLC
Rights, each exchangeable into one-tenth of one Ordinary Share	TKKSR	The NASDAQ Stock Market LLC
Units, each consisting of one Ordinary Share, one Warrant and one Right	TKKSU	The NASDAQ Stock Market LLC

As of May 15, 2019, there were 31,450,000 shares of the Company’s ordinary shares, par value $0.0001, issued and outstanding.

TKK SYMPHONY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$126,337	$406,994
Prepaid expenses	151,958	119,892
Total Current Assets	278,295	526,886

Marketable securities held in Trust Account	253,403,696	251,886,105
Total Assets	$253,681,991	$252,412,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	35,948	$23,790
Total Current Liabilities	35,948	23,790

Commitments

Ordinary shares subject to possible redemption, 24,530,625 and 24,553,676 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	248,646,042	247,389,192

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,919,375 and 6,896,324 shares issued and outstanding (excluding 24,530,625 and 24,553,676 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	692	690
Additional paid-in capital	2,133,328	3,390,180
Retained earnings	2,865,981	1,609,139
Total Shareholders’ Equity	5,000,001	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,681,991	$252,412,991

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	For the Period from February 5, 2018 (Inception) Through March 31, 2018

Operating costs	$260,749	$30,515
Loss from operations	(260,749)	(30,515)

Other income:
Interest income on marketable securities held in Trust Account	1,555,206	—
Unrealized loss on marketable securities held in Trust Account	(37,615)	—
Other income, net	1,517,591	—

Net income (loss)	$1,256,842	$(30,515)

Weighted average shares outstanding, basic and diluted (1)	6,896,324	5,500,000

Basic and diluted net loss per ordinary share (2)	$(0.03)	$(0.01)

(1)	Excludes an aggregate of up to 24,530,625 shares subject to redemption at March 31, 2019 and 825,000 shares that were subject to forfeiture at March 31, 2018 to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,489,060 for the three months ended March 31, 2019.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31 2019 AND

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH MARCH 31, 2018

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,896,324	$690	$3,390,180	$1,609,139	$5,000,009

Change in value of ordinary shares subject to possible redemption	23,051	2	(1,256,852)	—	(1,256,850)

Net income	—	—	—	1,256,842	1,256,842

Balance – March 31, 2019	6,919,375	$692	$2,133,328	$2,865,981	$5,000,001

			Additional	Share		Total
	Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance – February 5, 2018 (inception)	—	$—	$—	$—	$—	$—

Founder Shares issued to Sponsor	6,325,000	633	24,367	(25,000)	—	—

Net loss	—	—	—	—	(30,515)	(30,515)

Balance – March 31, 2018	6,325,000	$633	$24,367	$(25,000)	$(30,515)	$(30,515)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019	For the Period from February 5, 2018 (Inception) Through March 31, 2018
Cash flows from operating activities:
Net income (loss)	$1,256,842	$(30,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,555,206)	—
Unrealized loss on securities held in Trust Account	37,615	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,158	3,091
Prepaid expenses	(32,066)	—
Net cash used in operating activities	(280,657)	(27,424)

Cash flows from financing activities:
Proceeds from promissory note – related party	—	101,678
Payment of offering costs	—	(74,254)
Net cash provided by financing activities	—	27,424

Net change in cash	(280,657)	—
Cash at beginning of period	406,994	—
Cash at end of period	$126,337	$—

Non-cash investing and financing activities:
Change in value of ordinary shares subject to redemption	$1,256,850	$—
Deferred offering costs included in accrued offering costs	$—	$5,000
Subscription receivable for ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

At March 31, 2019, the Company had not yet commenced any operations. All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of March 31, 2019, $126,337 of cash was held outside of the Trust Account and is available for working capital purposes.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The Company has until February 20, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 20, 2020, the Company may, by resolution of the Company’s Board of Directors, extend the period of time to consummate a Business Combination for no more than four months (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company must issue to the holders of record of its Public Shares on February 20, 2020 one warrant to purchase one-half of one ordinary per share for an aggregate of up to 25,000,000 warrants.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $126,337 in its operating bank accounts, $253,403,696 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $242,347. In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company and in April 2019, the Sponsor committed to provide an additional aggregate amount of $300,000 in loans to the Company (see Note 9). The loans, as well as any future loans that may be made by the Company’s Sponsor (or its affiliates), will be evidenced by notes and will only be repaid upon the completion of a Business Combination. Up to $1,000,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through February 20, 2020, its scheduled liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on March 11, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable Securities Held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,	For the Period from February 5, 2018 (Inception) Through March 31,
	2019	2018
Net income (loss)	$1,256,842	$(30,515)
Less: Income attributable to ordinary shares subject to possible redemption	(1,489,060)	—
Adjusted net loss	$(232,218)	$(30,515)

Weighted average shares outstanding, basic and diluted	6,896,324	5,500,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the three months ended March 31, 2019, the Company incurred $45,000 in fees for these services. At March 31, 2019 and December 31, 2018, there are $7,500 in administrative fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company and in April 2019, the Sponsor committed to provide an additional aggregate amount of $300,000 in loans to the Company (see Note 9). The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender. As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the loans.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 6,919,375 and 6,896,324 ordinary shares issued and outstanding, excluding 24,530,625 and 24,553,676 ordinary shares to possible redemption, respectively.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$253,403,696	$251,886,105

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2019, the Sponsor committed to provide the Company an additional aggregate amount of $300,000 in loans, bringing the total commitment to the Company to an aggregate amount of $600,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2018 (inception) through March 31, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $1,256,842, which consists of interest income on marketable securities held in the Trust Account $1,555,206, offset by operating costs of $260,749 and an unrealized loss on marketable securities held in our Trust Account $37,615.

For the period from February 5, 2018 (inception) through March 31, 2018, we had net loss $30,515, which consists of operating costs of $30,515.

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

For the three months ended March 31, 2019, cash used in operating activities was $280,657. Net income of $1,256,842 was affected by interest earned on marketable securities held in the Trust Account of $1,555,206, an unrealized loss on marketable securities held in our Trust Account of $37,615 and changes in our operating assets and liabilities, which used $19,908 of cash from operating activities.

For the period from February 5, 2018 (inception) through March 31, 2018, cash used in operating activities was $27,424. Net loss of $30,515 was affected by changes in our operating assets and liabilities, which provided $3,091 of cash from operating activities.

As of March 31, 2019, we had marketable securities held in the Trust Account of $253,403,696 (including approximately $3,404,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of March 31, 2019, we had cash of $126,337 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to (except as described herein), loan us funds as may be required. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. In February 2019, the Sponsor committed to provide us an aggregate of $300,000 in loans and in April 2019, the Sponsor committed to provide us an additional aggregate amount of $300,000 in loans, bringing the total commitment to an aggregate amount of $600,000. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, we had $126,337 in our operating bank accounts, $253,403,696 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $242,347. In addition, in February 2019, our Sponsor committed to provide us an aggregate of $300,000 in loans and in April 2019, the Sponsor committed to provide us an additional aggregate amount of $300,000 in loans, bringing the total commitment to an aggregate amount of $600,000. The loans, as well as any future loans that may be made by our Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants. Based on the foregoing, we believe we will have sufficient cash to meet our needs through February 20, 2020, our scheduled liquidation date.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ending December 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ending December 31, 2018 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKK SYMPHONY ACQUISITION CORPORATION

Date: May 15, 2019		/s/ Sing Wang
	Name:	Sing Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Ian Lee
	Name:	Ian Lee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)