Form 10-Q
period 2019-06-30
TKK SYMPHONY ACQUISITION Corp
filed 2019-08-14
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, there were 31,450,000 shares of the Company’s ordinary shares, par value $0.0001, issued and outstanding.

TKK SYMPHONY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$141,069	$406,994
Prepaid expenses	112,292	119,892
Total Current Assets	253,361	526,886

Marketable securities held in Trust Account	255,043,484	251,886,105
Total Assets	$255,296,845	$252,412,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$143,851	$23,790
Advances from related party	350,000	—
Total Current Liabilities	493,851	23,790

Commitments

Ordinary shares subject to possible redemption, 24,486,314 and 24,553,676 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	249,802,993	247,389,192

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,963,686 and 6,896,324 shares issued and outstanding (excluding 24,486,314 and 24,553,676 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	696	690
Additional paid-in capital	976,373	3,390,180
Retained earnings	4,022,932	1,609,139
Total Shareholders’ Equity	5,000,001	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,296,845	$252,412,991

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 5, 2018 (Inception) Through June 30,
	2019	2018	2019	2018

Operating costs	$482,837	$9,344	$743,586	$39,859
Loss from operations	(482,837)	(9,344)	(743,586)	(39,859)

Other income:
Interest income on marketable securities held in Trust Account	1,502,321	—	3,057,527	—
Unrealized gain on marketable securities held in Trust Account	137,467	—	99,852	—
Other income	1,639,788	—	3,157,379	—

Net income (loss)	$1,156,951	$(9,344)	$2,413,793	$(39,859)

Weighted average shares outstanding, basic and diluted (1)	6,919,375	5,500,000	6,907,913	5,500,000

Basic and diluted net loss per ordinary share (2)	$(0.06)	$(0.00)	$(0.10)	$(0.01)

(1)	Excludes an aggregate of 24,486,314 shares subject to possible redemption at June 30, 2019 and 825,000 shares that were subject to forfeiture at June 30, 2018 to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture and 75,000 Founder Shares were forfeited.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,606,172 and $3,092,653 for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,896,324	$690	$3,390,180	$1,609,139	$5,000,009

Change in value of ordinary shares subject to possible redemption	23,051	2	(1,256,852)	—	(1,256,850)

Net income	—	—	—	1,256,842	1,256,842

Balance – March 31, 2019	6,919,375	692	2,133,328	2,865,981	5,000,001

Change in value of ordinary shares subject to possible redemption	44,311	4	(1,156,955)	—	(1,156,951)

Net income	—	—	—	1,156,951	1,156,951

Balance – June 30, 2019	6,963,686	$696	$976,373	$4,022,932	$5,000,001

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH JUNE 30, 2018

			Additional	Share		Total
	Ordinary Shares (1)		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – February 5, 2018 (inception)	—	$—	$—	$—	$—	$—

Founder Shares issued to Sponsor	6,325,000	633	24,367	(25,000)	—	—

Net loss	—	—	—	—	(30,515)	(30,515)

Balance – March 31, 2018	6,325,000	633	24,367	(25,000)	(30,515)	(30,515)

Collection of share subscription receivable	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(9,344)	(9,344)

Balance – June 30, 2018	6,325,000	$633	$24,367	$—	$(39,859)	$(14,859)

(1)	Included an aggregate of up to 825,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture and 75,000 Founder Shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	For the Period from February 5, 2018 (Inception) Through June 30, 2018
Cash flows from operating activities:
Net income (loss)	$2,413,793	$(39,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(3,057,527)	—
Unrealized gain on securities held in Trust Account	(99,852)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	120,061	3,961
Prepaid expenses	7,600	—
Net cash used in operating activities	(615,925)	(35,898)

Cash flows from financing activities:
Proceeds from collection of share subscription receivable	—	25,000
Proceeds from promissory note – related party	—	227,241
Advances from related party	350,000	12,755
Payment of offering costs	—	(193,932)
Net cash provided by financing activities	350,000	71,064

Net change in cash	(265,925)	35,166
Cash at beginning of period	406,994	—
Cash at end of period	$141,069	$35,166

Non-cash investing and financing activities:
Change in value of ordinary shares subject to redemption	$2,413,801	$—
Deferred offering costs included in accrued offering costs	$—	$16,251

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced any operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of June 30, 2019, $141,069 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2019

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $141,069 in its operating bank accounts, $255,043,484 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $240,490. In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company and in April 2019, the Sponsor committed to provide an additional aggregate amount of $300,000 in loans to the Company. The loans, as well as any future loans that may be made by the Company’s Sponsor (or its affiliates), will be evidenced by notes and will only be repaid upon the completion of a Business Combination. Up to $1,000,000 of the notes may be converted into warrants. As of June 30, 2019, the Company had $350,000 outstanding under the loans. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through February 20, 2020, its scheduled liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on March 11, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

JUNE 30, 2019

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Marketable Securities Held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 5, 2018 (Inception) Through June 30,
	2019	2018	2019	2018
Net income (loss)	$1,156,951	$(9,344)	$2,413,793	$(39,859)
Less: Income attributable to ordinary shares subject to possible redemption	(1,606,172)	—	(3,092,653)	—
Adjusted net loss	$(449,221)	(9,344)	(678,860)	$(39,859)

Weighted average shares outstanding, basic and diluted	6,919,375	5,500,000	6,907,913	5,500,000

Basic and diluted net loss per ordinary share	$(0.06)	$(0.00)	$(0.10)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the three and six months ended June 30, 2019, the Company incurred $45,000 and $90,000 in fees for these services. At June 30, 2019 and December 31, 2018, there are $7,500 in administrative fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company and in April 2019, the Sponsor committed to provide an additional aggregate amount of $300,000 in loans to the Company. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender. As of June 30, 2019 and December 31, 2018, there was $350,000 and $0 outstanding under the loans, which has been recorded as advances from related party in the accompanying condensed balance sheet.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 6,963,686 and 6,896,324 ordinary shares issued and outstanding, excluding 24,486,314 and 24,553,676 ordinary shares to possible redemption, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$255,043,484	$251,886,105

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

For the three months ended June 30, 2019, we had net income of $1,156,951, which consists of interest income on marketable securities held in the Trust Account of $1,502,321 and an unrealized gain on marketable securities held in our Trust Account of $137,467, offset by operating costs of $482,837.

For the six months ended June 30, 2019, we had net income of $2,413,793, which consists of interest income on marketable securities held in the Trust Account of $3,057,527 and an unrealized gain on marketable securities held in our Trust Account of $99,852, offset by operating costs of $743,586.

For the three months ended June 30, 2018 and for the period from February 5, 2018 (inception) through June 30, 2018, we had net loss $9,344 and $39,859, which consists of operating costs of $9,344 and $39,859, respectively.

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

For the six months ended June 30, 2019, cash used in operating activities was $615,925. Net income of $2,413,793 was offset by interest earned on marketable securities held in the Trust Account of $3,057,527, an unrealized gain on marketable securities held in our Trust Account of $99,852 and changes in our operating assets and liabilities, which provided $127,661 of cash from operating activities.

For the period from February 5, 2018 (inception) through June 30, 2018, cash used in operating activities was $35,898. Net loss of $39,859 was offset by changes in our operating assets and liabilities, which provided $3,961 of cash from operating activities.

As of June 30, 2019, we had marketable securities held in the Trust Account of $255,043,484 (including approximately $5,043,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of June 30, 2019, we had cash of $141,069 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to (except as described herein), loan us funds as may be required. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. In February 2019, the Sponsor committed to provide us an aggregate of $300,000 in loans and in April 2019, the Sponsor committed to provide us an additional aggregate amount of $300,000 in loans, bringing the total commitment to an aggregate amount of $600,000. The loans, as well as any future loans that may be made by the Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants at a price of $0.50 per warrant at the option of the lender. As of June 30, 2019, we had $350,000 outstanding under the loans.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, we had $141,069 in our operating bank accounts, $255,043,484 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $240,490. In addition, in February 2019, our Sponsor committed to provide us an aggregate of $300,000 in loans and in April 2019, the Sponsor committed to provide us an additional aggregate amount of $300,000 in loans, bringing the total commitment to an aggregate amount of $600,000. The loans, as well as any future loans that may be made by our Sponsor (or its affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,000,000 of the notes may be converted into warrants. As of June 30, 2019, we had $350,000 outstanding under the loans. Based on the foregoing, we believe we will have sufficient cash to meet our needs through February 20, 2020, our scheduled liquidation date.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TKK SYMPHONY ACQUISITION CORPORATION

Date: August 14, 2019		/s/ Sing Wang
	Name:	Sing Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019		/s/ Ian Lee
	Name:	Ian Lee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)