Form 10-Q
period 2019-09-30
TKK SYMPHONY ACQUISITION Corp
filed 2019-11-14
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 31,450,000 shares of the Company’s ordinary shares, par value $0.0001, issued and outstanding.

TKK SYMPHONY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$47,270	$406,994
Prepaid expenses	75,625	119,892
Total Current Assets	122,895	526,886

Marketable securities held in Trust Account	256,286,247	251,886,105
Total Assets	$256,409,142	$252,412,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$203,840	$23,790
Total Current Liabilities	203,840	23,790

Convertible promissory note – related party	850,000	—
Total Liabilities	1,053,840	23,790

Commitments

Ordinary shares subject to possible redemption, 24,421,453 and 24,553,676 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	250,355,301	247,389,192

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,028,547 and 6,896,324 shares issued and outstanding (excluding 24,421,453 and 24,553,676 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	703	690
Additional paid-in capital	424,058	3,390,180
Retained earnings	4,575,240	1,609,139
Total Shareholders’ Equity	5,000,001	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$256,409,142	$252,412,991

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 5, 2018 (Inception) Through September 30,
	2019	2018	2019	2018

Operating costs	$690,455	$64,359	$1,434,041	$104,218
Loss from operations	(690,455)	(64,359)	(1,434,041)	(104,218)

Other income:
Interest income on marketable securities held in Trust Account	1,365,513	588,938	4,423,040	588,938
Unrealized loss on marketable securities held in Trust Account	(122,750)	(153,369)	(22,898)	(153,369)
Other income	1,242,763	435,569	4,400,142	435,569

Net income	$552,308	$371,210	$2,966,101	$331,351

Weighted average shares outstanding, basic and diluted (1)	6,963,686	6,572,191	6,926,708	6,448,596

Basic and diluted net loss per ordinary share (2)	$(0.10)	$(0.01)	$(0.19)	$(0.01)

(1)	Excludes an aggregate of 24,421,543 and 24,568,336 shares subject to possible redemption at September 30, 2019 and 2018.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,214,055 and $4,298,499 for the three and nine months ended September 30, 2019, respectively, and $428,034 for each of the three months ended September 30, 2018 and for the period from February 5, 2018 (inception) through September 30, 2018 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,896,324	$690	$3,390,180	$1,609,139	$5,000,009

Change in value of ordinary shares subject to possible redemption	23,051	2	(1,256,852)	—	(1,256,850)

Net income	—	—	—	1,256,842	1,256,842
Balance – March 31, 2019	6,919,375	692	2,133,328	2,865,981	5,000,001

Change in value of ordinary shares subject to possible redemption	44,311	4	(1,156,955)	—	(1,156,951)

Net income	—	—	—	1,156,951	1,156,951
Balance – June 30, 2019	6,963,686	696	976,373	4,022,932	5,000,001

Change in value of ordinary shares subject to possible redemption	64,861	7	(552,315)	—	(552,308)

Net income	—	—	—	552,308	552,308
Balance – September 30, 2019	7,028,547	$703	$424,058	$4,575,240	$5,000,001

FOR THE PERIOD FROM FEBRUARY 5, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Ordinary Shares		Additional Paid-in	Share Subscription	Retained	Total Shareholders’
	Shares	Amount	Capital	Receivable	Earnings	Equity
Balance – February 5, 2018 (inception)	—	$—	$—	$—	$—	$—

Founder Shares issued to Sponsor	6,325,000	633	24,367	(25,000)	—	—

Net loss	—	—	—	—	(30,515)	(30,515)
Balance – March 31, 2018	6,325,000	633	24,367	(25,000)	(30,515)	(30,515)

Collection of share subscription receivable	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(9,344)	(9,344)
Balance – June 30, 2018	6,325,000	633	24,367	—	(39,859)	(14,859)

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	244,252,562	—	—	244,255,062

Sale of 13,000,000 Private Placement Warrants	—	—	6,500,000	—	—	6,500,000

Forfeiture of Founder Shares	(75,000)	(7)	7	—	—	—

Issuance of Representative Shares	200,000	20	(20)	—	—	—

Ordinary shares subject to possible redemption	(24,568,336)	(2,458)	(246,108,950)	—	—	(246,111,408)

Net income	—	—	—	—	371,210	371,210
Balance – September 30, 2018	6,881,664	$688	$4,667,966	$—	$331,351	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2019	For the Period from February 5, 2018 (Inception) Through September 30, 2018
Cash flows from operating activities:
Net income	$2,966,101	$331,351
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(4,423,040)	(588,938)
Unrealized loss on securities held in Trust Account	22,898	153,369
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	180,050	20,300
Prepaid expenses	44,267	(45,088)
Net cash used in operating activities	(1,209,724)	(129,006)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	6,500,000
Advances from related party	350,000	140,237
Repayment of advances from related party	—	(140,237)
Proceeds from promissory note – related party	—	299,784
Proceeds from convertible promissory note – related party	500,000	—
Repayment of promissory note – related party	—	(299,784)
Payment of offering costs	—	(744,938)
Net cash provided by financing activities	850,000	250,780,062

Net change in cash	(359,724)	651,056
Cash at beginning of period	406,994	—
Cash at end of period	$47,270	$651,056

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$245,739,860
Change in value of ordinary shares subject to redemption	$2,966,109	$371,548
Conversion of advances from related party to convertible promissory note	$350,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, the Company had not yet commenced any operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”) (see Note 6).

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

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of September 30, 2019, $47,270 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

In order to protect the amounts held in the Trust Account, TKK Capital Holding, an affiliate of the Sponsor, has agreed to be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, TKK Capital Holding will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that TKK Capital Holding will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, the Company had $47,270 in its operating bank accounts, $256,286,247 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $80,945.

In February 2019, the Sponsor committed to provide an aggregate of $300,000 in loans to the Company and in April 2019, the Sponsor committed to provide an additional aggregate amount of $300,000 in loans to the Company. On September 6, 2019, the Company issued the Sponsor an unsecured promissory note in a principal amount of up to $1,100,000 (the “Note”) for working capital loans made or to be made by the Sponsor. The Note replaced the above commitments provided by the Sponsor. Up to $1,000,000 of the loans under the Note may be converted into warrants. As of September 30, 2019, there was $850,000 outstanding under the Note.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on March 11, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

SEPTEMBER 30, 2019

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable Securities Held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 5, 2018 (Inception) Through September 30,
	2019	2018	2019	2018
Net income	$552,308	$371,210	$2,966,101	$331,351
Less: Income attributable to ordinary shares subject to possible redemption	(1,214,055)	(428,034)	(4,298,499)	(428,034)
Adjusted net loss	$(661,747)	(56,824)	(1,332,398)	$(96,683)

Weighted average shares outstanding, basic and diluted	6,963,686	6,572,191	6,926,708	6,448,596

Basic and diluted net loss per ordinary share	$(0.10)	$(0.01)	$(0.19)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2019

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s Chief Executive Officer a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the three and nine months ended September 30, 2019, the Company incurred $45,000 and $135,000 in fees for these services. For each of the three months ended September 30, 2018 and for the period from February 5, 2018 (inception) through September 30, 2018, the Company incurred $22,500 in fees for these services. At September 30, 2019 and December 31, 2018, there are $7,500 in administrative fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On September 6, 2019, the Company issued the Sponsor an unsecured promissory note in a principal amount of up to $1,100,000 (the “Note”) for working capital loans made or to be made by the Sponsor, pursuant to which $350,000 of previously provided advances were converted into loans under the Note. The Note bears no interest and is due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Note may be converted into warrants, each warrant entitles the holders to receive one half of one ordinary share, at $0.50 per warrant. In September 2019, the Company received an additional $500,000 under the Note, bringing the total outstanding balance due under the Note as of September 30, 2019 to an aggregate of $850,000.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on August 15, 2018, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities), Representative Shares (as defined in Note 7) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and warrants issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statements related to the Initial Public Offering. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Share Exchange Agreement

On September 6, 2019, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Glory Star, Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC (“Xing Cui Can”), Horgos Glory Star Media Co., Ltd., a limited liability company incorporated in the PRC (“Horgos,” and collectively with Xing Cui Can, the “VIEs”, and the VIEs, the WFOE and Glory Star, collectively, the “Glory Star Parties”, and the Glory Star Parties collectively with their respective subsidiaries, the “Glory Star Group”), each of Glory Star’s shareholders (collectively, the “Sellers”), the Sponsor, in the capacity as the representative from and after the closing of the Transactions (as defined below) (the “Closing”) for the Company’s shareholders other than the Sellers (the “Purchaser Representative”), and Zhang Bing, in the capacity as the representative for the Sellers thereunder (the “Seller Representative”). Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of the Glory Star Group, which primarily conducts its business through the WFOE and the VIEs, by acquiring from the Sellers all of the issued and outstanding equity interests of Glory Star (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Glory Star, the Company will issue to the Sellers a number of the Company’s ordinary shares (the “Exchange Shares”) equal in value to US$425 million, with the Company’s ordinary shares valued at a price per share equal to the price per share at which each of the Company’s ordinary share is redeemed or converted pursuant to the redemption by the Company of its public shareholders in connection with the Company’s Business Combination, as required by its amended and restated memorandum and articles of association (the “Redemption”).

After the Closing, the Sellers will have the contingent right to receive up to 10,000,000 shares in additional consideration from the Company based on the performance of the Company and its subsidiaries (including the Glory Star Group) for the fiscal year ended December 31, 2019 (the “2019 Earnout Year”) and the fiscal year ended December 31, 2020 (the “2020 Earnout Year”).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Share Exchange Agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 7,028,547 and 6,896,324 ordinary shares issued and outstanding, excluding 24,421,453 and 24,553,676 ordinary shares to possible redemption, respectively.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time while the Public Warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;

●	if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

TKK SYMPHONY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$256,286,247	$251,886,105

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Developments

On September 6, 2019, we entered into a Share Exchange Agreement with Glory Star, pursuant to which we will issue to the Sellers a number of Exchange Shares equal in value to US$425 million. See Note 6 to Item 1 above for a description of the Share Exchange Agreement and the transactions contemplated thereby.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2018 (inception) through September 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, identifying a target company for a Business Combination and the proposed acquisition of Glory Star. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $552,308, which consists of interest income on marketable securities held in the Trust Account of $1,365,513, offset by an unrealized loss on marketable securities held in our Trust Account of $122,750 and operating costs of $690,455.

For the nine months ended September 30, 2019, we had net income of $2,966,101, which consists of interest income on marketable securities held in the Trust Account of $4,423,040, offset by an unrealized loss on marketable securities held in our Trust Account of $22,898 and operating costs of $1,434,041.

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

For the nine months ended September 30, 2019, cash used in operating activities was $1,209,724. Net income of $2,966,101 was affected by interest earned on marketable securities held in the Trust Account of $4,423,040, an unrealized loss on marketable securities held in our Trust Account of $22,898 and changes in our operating assets and liabilities, which provided $224,317 of cash from operating activities.

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

As of September 30, 2019, we had marketable securities held in the Trust Account of $256,286,247 (including approximately $6,286,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of September 30, 2019, we had cash of $47,270 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

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

On September 6, 2019, we issued the Sponsor an unsecured promissory note in a principal amount of up to $1,100,000 (the “Note”) for working capital loans made or to be made by the Sponsor, pursuant to which $350,000 of previously provided advances were converted into loans under the Note. The Note bears no interest and is due on the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. Up to $1,000,000 of the loans under the Note may be converted into warrants, each warrant entitles the holders to receive one half of one ordinary share, at $0.50 per warrant. In September 2019, the Company received an additional $500,000 under the Note, bringing the total outstanding balance due under the Note as of September 30, 2019 to an aggregate of $850,000.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, we had $47,270 in our operating bank accounts, $256,286,247 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $80,945. In addition, in February 2019, our Sponsor committed to provide us an aggregate of $300,000 in loans and in April 2019, our Sponsor committed to provide us an additional aggregate amount of $300,000 in loans. On September 6, 2019, we issued our Sponsor an unsecured promissory note in a principal amount of up to $1,100,000 for working capital loans made or to be made by our Sponsor. The Note replaced the above commitments provided by the Sponsor. Up to $1,000,000 of the loans under the Note may be converted into warrants. As of September 30, 2019, there was $850,000 outstanding under the Note. Based on the foregoing, we believe we will have sufficient cash to meet our needs through February 20, 2020, our scheduled liquidation date.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Share Exchange Agreement, dated as of September 6, 2019, by and among TKK Symphony Acquisition Corporation, Glory Star New Media Group Limited, Glory Star New Media (Beijing) Technology Co., Ltd., Xing Cui Can International Media (Beijing) Co., Ltd., Horgos Glory Star Media Co., Ltd., each of Glory Star New Media Group Limited’s shareholders, TKK Symphony Sponsor 1, in the capacity as the Purchaser Representative, and Zhang Bing, in the capacity as the Seller Representative. (1)
10.2	Registration Rights Agreement, by and among TKK Symphony Acquisition Corporation, TKK Symphony Sponsor 1, in the capacity as the Purchaser Representative, and shareholders of Glory Star New Media Group Limited named as Investors therein. (1)
10.3	Form of Lock-Up Agreement, by and among TKK Symphony Acquisition Corporation, TKK Symphony Sponsor 1, in the capacity as the Purchaser Representative, and shareholders of Glory Star New Media Group Limited. (1)
10.4	Form of Non-Competition and Non-Solicitation Agreement, by and among certain shareholders of Glory Star New Media Group Limited and certain other associated persons and entities for the benefit of TKK Symphony Acquisition Corporation and Glory Star New Media Group Limited. (1)
10.5	Unsecured Promissory Note, dated as of September 6, 2019, issued by TKK Symphony Acquisition Corporation to TKK Symphony Sponsor 1. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 25, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKK SYMPHONY ACQUISITION CORPORATION

Date: November 14, 2019		/s/ Sing Wang
	Name:	Sing Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019		/s/ Ian Lee
	Name:	Ian Lee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)