Form 10-K
period 2019-12-31
GLORY STAR NEW MEDIA GROUP HOLDINGS Ltd
filed 2020-03-31
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38631

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22F, Block B, Xinhua Technology Building No. 8 Tuofangying South Road, Jiuxianqiao, Chaoyang District, Beijing, China	100016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-01-87700500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.0001 per share	GSMG	The NASDAQ Stock Market LLC
Warrants, each exercisable for one-half of one Ordinary Share, for $11.50 per whole Ordinary Share	GSMGW	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2019, as reported on the NASDAQ Capital Market, was $250 million.

As of March 20, 2020, there were 50,098,866 ordinary shares, par value $0.0001, of the registrant issued and outstanding.

 i

EXPLANATORY NOTE

Unless otherwise indicated, the terms “Company”, “we” and “us” refer to Glory Star New Media Group Holdings Limited, a Cayman Islands exempted company, and its consolidated subsidiaries, including the VIE operating companies, Xing Cui Can and Horgos, following the closing of the Business Combination. When used herein to describe events prior to the Business Combination, the terms “Company”, “TKK”, “we” and “us” refers to TKK Symphony Acquisition Corporation, our predecessor.

The information provided in this Form 10-K is for the Company except for the disclosures set forth in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 Financial Statements and Supplementary Data which includes TKK’s Audited Financial Statements as of December 31, 2019 and for the period from February 5, 2018 (inception) through December 31, 2018 and the related notes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Audited Consolidated Financial Statements as at December 31, 2018 and 2019 and for the two years then ended December 31, 2019 for Glory Star Media Group Limited can be found in the Company’s Amendment No. 2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020.

Presentation of Our Financial and Operating Data

On February 14, 2020, our predecessor, TKK consummated the transaction (the “Business Combination”) contemplated by the Share Exchange Agreement dated as of September 6, 2019, as amended ( “Share Exchange Agreement”), by and among TKK, Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”), Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can, Horgos, each of Glory Star’s shareholders (collectively, the “Sellers”), TKK Symphony Sponsor 1, TKK’s sponsor (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination for TKK’s shareholders other than the Sellers, and Bing Zhang, in the capacity as the representative for the Sellers thereunder, pursuant to which Glory Star New Media Group Holdings Limited (“GS Holdings”) acquired 100% of the equity interests of Glory Star from the Sellers.

Upon closing of the Business Combination (the “Closing”), we acquired all of the issued and outstanding securities of Glory Star in exchange for (i) approximately 41,204,025 of our ordinary shares (“Closing Payment Shares”), or one ordinary share for approximately 0.04854 outstanding shares of Glory Star, of which 2,060,201 of the Closing Payment Shares (the “Escrow Shares”) shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2019 fiscal year, which we believe we have met, and an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but we meet certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive (the “Alternative Earnout”).

As a result of the Business Combination, Sellers became the controlling shareholders of the Company. The Business Combination was accounted for as a reverse merger, wherein Glory Star is considered the acquirer for accounting and financial reporting purposes.

Reliance on SEC Order Granting Conditional Exemptions due to Circumstances related to the Coronavirus Disease 2019 (COVID-19)..

On March 4, 2020, the SEC issued Order Release No. 34-99318 under Section 36 of the Exchange Act (the “Order”), which granted exemptions to registrants subject to the reporting requirements of the Exchange Act Section 13(a) or 15(d) due to circumstances related to the coronavirus disease 2019 (COVID-19).

Pursuant to the Order, we filed a Current Report of Form 8-K with the SEC on March 16, 2020 stating (i) we are relying on the SEC Order dated March 4, 2020 with respect to the filing of our Form 10-K for the fiscal year ended December 31, 2019, which absent the Order, was due on March 16, 2020; and (ii) we are unable to file the Form 10-K on a timely basis due to the implementation of travel restrictions, quarantines and staffing issues as a result of COVID-19. As our headquarters and operations are located in Beijing, China, the initiations of travel restrictions and mandatory quarantines by the Chinese government to control the spread of COVID-19 within China have impacted our daily operations. In addition, we have also taken pro-active measures to protect our employees by implementing self-quarantine measures of at least 14 days for staff who have traveled from other regions within China. As a result of these actions taken by us and the Chinese government due to COVID-19, we are unable to timely file Form 10-K by March 16, 2020 and had filed a Current Report of Form 8-K with the SEC in reliance on the SEC Order.

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“we,” “us,” “our,” or the “Company,” means the combined business of GS Holdings and the Glory Star Group;

●	“Memorandum and Articles of Association” means GS Holdings Second Amended and Restated Memorandum and Articles of Association, as further amended and in effect on the date hereof;

●	“Business Combination” means the acquisition of Glory Star by TKK pursuant to the terms of the Share Exchange Agreement;

●	“Cayman Islands Companies Law” means the Cayman Islands Companies Law (2018 Revision), as amended;

●	“Exchange Act” means the United States Securities Exchange Act of 1934, as amended;

●	“GS Holdings” means Glory Star New Media Group Holdings Limited, a Cayman Islands exempted company;

●	“Glory Star Group” means Glory Star together with our consolidated subsidiaries and VIEs;

●	“Glory Star” means Glory Star New Media Group Limited, a Cayman Islands exempted company;

●	“Horgos” means Horgos Glory Star Media Co., Ltd., a limited liability company incorporated in the PRC;

●	“IPO” means TKK’s initial public offering of Units at $10.00 per Unit which closed in August 2018;

●	“Nasdaq” means the Nasdaq Capital Market;

●	“PRC” means the People’s Republic of China;

●	“Purchaser Representative” means TKK Symphony Sponsor 1, a Cayman Islands exempted company, as representative of the Purchaser;

●	“RMB” refers to Renminbi, the lawful currency of China;

●	“SEC” means the United States Securities and Exchange Commission;

●	“Securities Act” means the United States Securities Act of 1933, as amended;

●	“Seller Representative” means Bing Zhang, as representative of the Sellers;

●	“Sellers” means the shareholders of Glory Star;

●	“Share Exchange Agreement” means the Share Exchange Agreement, dated as of September 6, 2019, as may be amended from time to time, by and among TKK, Glory Star, WFOE, Xing Cui Can, Horgos, each of the Sellers, the Purchaser Representative, and the Seller Representative.

●	“Sponsor” means TKK Symphony Sponsor 1, a Cayman Islands exempted company;

●	“TKK” means our predecessor TKK Symphony Acquisition Corporation;

●	“VIE Contracts” means certain documents executed by the VIEs, the WFOE, the shareholders of the VIEs and certain other parties thereto as necessary to implement certain contractual arrangements in the PRC, which allow the WFOE to (i) exercise effective control over the VIEs and their subsidiaries, (ii) receive substantially all of the economic benefit of the VIEs and their subsidiaries; and (iii) have an exclusive option to purchase all or part of the equity interests in the VIEs when and to the extent permitted by PRC law;

●	“Units” means the units issued in TKK’s IPO; each Unit comprised of one ordinary share, one warrant and one right (whether they were purchased in the IPO or thereafter in the open market);

●	“VIEs” means Xing Cui Can and Horgos, our variable interest entities;

●	“WFOE” means Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company and indirectly wholly-owned by Glory Star; and

●	“Xing Cui Can” means Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	future operating or financial results;

●	future payments of dividends, if any, and the availability of cash for payment of dividends, if any;

●	future acquisitions, business strategy and expected capital spending;

●	assumptions regarding interest rates and inflation;

●	ability to attract and retain senior management and other key employees;

●	ability to manage our growth;

●	fluctuations in general economic and business conditions;

●	financial condition and liquidity, including our ability to obtain additional financing in the future (from warrant exercises or outside services) to fund capital expenditures, acquisitions and other general corporate activities;

●	estimated future capital expenditures needed to preserve our capital base;

●	the ability to meet the Nasdaq continuing listing standards, and the potential delisting of our securities from Nasdaq;

●	potential changes in the legislative and regulatory environments;

●	a lower return on investment; and

●	potential volatility in the market price of our securities.

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

PART I

Item 1. Business

Overview

We provide advertisement and content production services and operate an award winning mobile and online advertising, digital media and entertainment business in China. After launching our CHEERS App in 2018, we are fast becoming one of the leading e-commerce platforms in China by allowing our users to access our online store (e-Mall), video content, live streaming, and online games. By leveraging our rich library of original professionally-produced content to drive user engagement, we have created an ecosystem that attracts and retains a large and growing viewing audience base for our platform.

As of February 28, 2020, we have distributed over 86,000 minutes of proprietary video content to our users, including short videos, online variety shows, online dramas, live streaming, and our lifestyle video series, which achieved more than 7.5 billion views cumulatively.

For the year December 31, 2018 and 2019, downloads of our CHEERS App were approximately 6.2 million and 72.5 million, respectively. As of December 31, 2018 and 2019, the cumulative number of downloads of the CHEERS App exceeded 12 million and 85 million, respectively

Our Vision

Our vision is to become a world leading mobile media and entertainment company dedicated to providing people pursuing a better life with an integrative platform of featuring e-commerce and high quality lifestyle entertainment.

Recent Developments

Share Exchange Agreement

TKK, our predecessor, was incorporated on February 5, 2018 as an Cayman Islands exempted company with limited liability. TKK was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. In pursuit of this purpose, on February 14, 2020, TKK consummated the transaction (the “Business Combination”) contemplated by the Share Exchange Agreement dated as of September 6, 2019, as amended ( “Share Exchange Agreement”), by and among TKK, Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”), Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC (“Xing Cui Can”), Horgos Glory Star Media Co., Ltd., a limited liability company incorporated in the PRC (“Horgos”), each of Glory Star’s shareholders (collectively, the “Sellers”), TKK Symphony Sponsor 1, TKK’s sponsor (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination for TKK’s shareholders other than the Sellers, and Bing Zhang, in the capacity as the representative for the Sellers thereunder, pursuant to which Glory Star New Media Group Holdings Limited (“GS Holdings”) acquired 100% of the equity interests of Glory Star from the Sellers.

Upon closing of the Business Combination (the “Closing”), we acquired all of the issued and outstanding securities of Glory Star in exchange for (i) approximately 41,204,025 of our ordinary shares (“Closing Payment Shares”), or one ordinary share for approximately 0.04854 outstanding shares of Glory Star, of which 2,060,201 of the Closing Payment Shares (the “Escrow Shares”) shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2019 fiscal year, which we believe we have met, and an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but we meet certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive (the “Alternative Earnout”).

In connection with the Share Exchange Agreement:

-       TKK entered into a Registration Rights Agreement (“Registration Rights Agreement”) with the Sponsor and the Sellers pursuant to which TKK will grant certain registration rights to the Sellers with respect to the registration of the Closing Payment Shares and Earnout Shares.

-       TKK entered into a Lock-Up Agreement (“Lock-Up Agreement”) with certain Sellers that directly or indirectly own in excess of 10% of Glory Star Group equity prior to the Closing pursuant to which each Seller party thereto agreed that such Seller will not, during the period from the Closing and ending on the earlier of (i) with respect to 50% of the Closing Payment Shares (including Escrow Shares) and Earnout Shares (“Restricted Securities”), (x) the six month anniversary of the date of the Closing, (y) the date on which the Closing sale price of our ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period commencing after the Closing, and (z) the date after the Closing on which we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party (a “Subsequent Transaction”), and (ii) with respect to the remaining 50% of the Restricted Securities, (x) the one year anniversary of the date of the Closing and (y) the date after the Closing on which we consummate a Subsequent Transaction, sell, transfer, assign, pledge, hypothecate or otherwise dispose of, directly or indirectly, the Restricted Securities, or publicly disclose the intention to do any of the foregoing. Each Seller further agreed that the Escrow Shares will continue to be subject to such transfer restrictions until they are released from the escrow account. However, each Seller party thereto will be allowed to transfer any of our Restricted Securities (other than the Escrow Shares while they are held in the escrow account) by gift, will or intestate succession or to any affiliate, shareholder, members, party or trust beneficiary, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the applicable Lock-Up Agreement.

-       TKK entered into a Non-Competition and Non-Solicitation Agreement (“Non-Competition Agreement”) with certain Sellers that directly or indirectly own in excess of 30% of Glory Star’s equity prior to the Closing (including Glory Star Group’s chairman) and their principal shareholders (together with the applicable Seller, the “Subject Parties”). Under the Non-Competition Agreements, for a period of three (3) years after the Closing, each Subject Party and our affiliates will not, without our prior written consent, anywhere in the PRC or any other markets directly or indirectly engage in which we are engaged, or are actively contemplating to become engaged, in the Business (as defined below) (or own, manage, finance or control, or become engaged or serve as an officer, director, employee, member, partner, agent, consultant, advisor or representative of, an entity that engages in) of online media and entertainment services (collectively, the “Business”). However, the Subject Parties and their respective affiliates may own passive investments of no more than 3% of any class of outstanding equity interests in a competitor that is publicly traded, so long as the Subject Parties and their affiliates and their respective directors, officers, managers and employees who were involved with the our business, and the immediate family members of the Subject Parties or their respective affiliates, are not involved in the management or control of such competitor. Under the Non-Competition Agreements, during such restricted period, the Subject Parties also will not, without our prior written consent, (i) solicit or hire our employees, consultants or independent contractors as of the Closing (or during the year prior to the Closing) or otherwise interfere with our relationships with such persons, (ii) solicit or divert our customers as of the Closing (or during the year prior to the Closing) relating to the Business or otherwise interfere with our contractual relationships with such persons, or (iii) interfere with or disrupt any of our vendors, suppliers, distributors, agents or other service providers for a purpose competitive with us as it relates to the Business. The Subject Parties will also agree in each Non-Competition Agreement to not disparage us and to keep confidential and not use our confidential information.

Immediately after the Business Combination, our public shareholders own approximately 5.05% of GS Holdings, TKK’s former directors, officers and initial shareholders, including the Sponsor, and EarlyBirdCapital, Inc. (“EBC”) own approximately 12.16% of GS Holdings, and the Sellers own approximately 82.79% of GS Holdings.

After giving effect to the Business Combination transaction and the issuance of the Closing Payment Shares described above, there are 49,767,866 of our ordinary shares issued and outstanding.

Tender Offer

In connection with the Business Combination, TKK initiated a tender offer to purchase for cash up to 25,000,000 of its ordinary shares at a price of $10.28 per share and a contingent cash payment equal to a pro rata portion of any additional accrued interest remaining in TKK’s Company’s trust account in excess of $10.28 per share, net to the seller in cash, without interest, less any applicable withholding taxes (“Tender Offer”). The Tender Offer was made pursuant to a Schedule TO filed by TKK with the SEC on October 17, 2019, as amended. The Tender Offer expired at 5:00 p.m. New York City time on February 13, 2020. As of the expiration of the Tender Offer, a total of 24,986,159 ordinary shares have been validly tendered and not withdrawn and at the final price of approximately $10.31 per share, net to the seller in cash. Upon the expiration of the Tender Offer and the closing of the Business Combination, the total amount of funds in the TKK’s trust account of $257,863,157 were released and distributed as follows: (1) $257,720,393 for the repurchase of 24,986,156 ordinary shares to shareholders who elected tender their ordinary shares, and (2) $142,764 for the payment of fees and expenses related to the Business Combination.

EBC Note

In connection with the Business Combination, on February 14, 2020, we entered into a Business Combination Marketing Agreement Fee Amendment (“Fee Amendment”) with EBC whereby EBC agreed to amend the fees payable under the Business Combination Marketing Agreement, dated August 15, 2018, by and between EBC and TKK (“Original Marketing Agreement”). Under the Original Marketing Agreement, EBC agreed to assist TKK in connection with TKK’s business combination with one or more businesses or entities in exchange for a cash fee equal to 3.5% of the gross proceeds received in the IPO. In addition, TKK agreed to reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it. Under the Fee Amendment, EBC agreed to reduce its fee of $8.75 million due under the Original Agreement and forgo reimbursement of expenses in exchange for a convertible promissory note in the amount of $4.0 million without interest (“EBC Note”). The EBC Note is for a period of one year and is convertible, at EBC’s option, into our ordinary shares at the conversion price equal to the volume-weighted average price of our ordinary shares on Nasdaq or such other securities exchange or securities market on which our ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00 (the “Floor Price”). The EBC Note automatically converts into our ordinary shares on the maturity date.

The EBC Note includes a covenant that we will use our best efforts to register the shares issuable under the EBC Note pursuant to a registration statement with the SEC as soon as practicable, and obtain effectiveness of such registration statement with 180 calendar days from the date of the EBC Note (“Effectiveness Deadline”). In the event such registration statement is not effective by the Effectiveness Deadline, the Floor Price shall automatically decrease to $4.00, and by one dollar ($1.00) for every 30-day period thereafter; provided, however, the Floor Price shall not be less than $1.00.

Amended Sponsor Note

On February 14, 2020, we entered into an amended and restated promissory note with the Sponsor (the “Amended Sponsor Note”) to (i) extend the maturity date from the closing of the Business Combination to a date that is one year from the closing of the Business Combination and (ii) increased the principal amount of the note to $1.4 million, which included $300,000 in advances we received from the Sponsor from November 2019 to January 2020. In addition, under the Amended Sponsor Note, we granted the Sponsor the right to convert the $1.4 million Amended Sponsor Note to our ordinary shares at the conversion price equal to the volume-weighted average price of our ordinary shares on Nasdaq or such other securities exchange or securities market on which our ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00. The Amended Sponsor Note automatically converts into our ordinary shares on the maturity date.

Our Business

Established in 2016, we focused on providing advertisement and content production services and becoming a leading mobile and online advertising, media and entertainment business in China by creating professionally-produced content featuring lifestyle, culture and fashion. In 2018, we expanded into e-commerce services by introducing our CHEERS APP which integrated our e-commerce services with professionally-produced content. Primary to our vision, we continue to produce, create and add to our rich library of short videos, drama series, and live streaming, which we own and stream on our mobile app, Internet Protocol Television (IPTV), and online platform, as well as for distributions and licensing to other medium such as Chinese television stations and third party online streaming platforms throughout China and the world. Leveraging the popularity of our professionally-produced content and distribution networks, we drive viewing audiences to our CHEERS App ecosystem to convert them as users of our online video steaming services and as customers to our e-Mall and online games.

CHEERS APP

The CHEERS App is our core platform serving millions of users in China. Most of the users are attracted to download our mobile app after they watch our professionally-produced content (both long and short videos on various distribution channels) featuring, lifestyle, culture and fashion. Central to our business model, the CHEERS App has been developed into a comprehensive content-driven e-commerce platform in which shoppers can access multiple segments such as online store (e-Mall), live streamings, original short videos, and online games. The mobile app users can watch our high-quality video content and shop in our in-app e-Mall. Such a combination has become a prevalent trend in Chinese e-commerce innovation.

The following is a summary of our CHEERS App:

-	E-Mall (Online Store).

Leveraging our brand, large viewing audience, and users of CHEERS App video app, in April 2019, we launched our e-Mall platform where we offer products to our users through third party merchants that we have screened and approved. We charge third-party merchants on our e-Mall platform a service fee and a commission for the sales of their products.

As of December 31, 2019, our e-Mall carried over 13,180 Stock Keeping Units (“SKUs”) and recorded over RMB133.76 million (US$19.36 million) in the volume of merchandise sold through its CHEERS App - gross merchandise value (“GMV”), achieving an impressive monthly GMV of RMB33.73 million (US$4.82 million) in December 2019, up from only RMB1.3 million (US$0.2 million) in April 2019.

-	Live Streaming

In June, 2018, we launched our first live streaming called Shopping Genius. We now have 4 live streaming in production including Shopping Genius, Bargaining Genius, Guessing Game, Unbeatable Lucky Card, each 90 minute segments, where users can interact with each other and the hosts, obtain discount coupons by participating in our real-time online games and quizzes, and make purchases in our e-Mall with these discount coupons. In addition, as requested by some clients, some live streaming are customized in order to lead the audience to make purchases in the clients’ online stores and/or in other e-commerce platforms such as JD.com and Taobao.com. We monetize live streaming by promoting products where our subscribers can purchase products through our e-Mall. In addition, our e-commerce suppliers and distributors of our e-Mall have the option to enter separate advertising agreements with us to promote their products in our live streaming.

Shopping Genius	This show promotes various products for sale on e-Mall and provides an opportunity for viewers to participate in question and answer games for the discount coupons for the promotional products.

Bargaining Genius	This show promotes various products for sale on e-Mall and allows viewers to compete with each other for discount coupons for the promotional products.

Guessing Game	This is a live game show that allows viewers to win points that go towards discounts for purchase of items in e-Mall.

Unbeatable Lucky Card	This is a live game show that allows viewers to win points that go towards discounts for purchase of items in e-Mall.

-	Online Short Videos

We stream our professionally-produced content on CHEERS App where we generate advertising revenues from traditional pre-video, in-video, banner advertisements, and pop-up advertisements. We also generate revenues from soft product placements that are incorporated into our original video content. We leverage our deep library of professionally-produced content, large viewing audience base, and big data analytics capabilities to help our advertisers target their specific demographics in China.

-	Online Games

We have developed four (4) online games for CHEERS App where players can play the games that we have developed in-house. We monetize online games through users’ in-app purchases of gift packages and game privileges.

Series TV Shows

In February, 2017, we started production of our series TV shows, which contain six (6) lifestyle shows including Cheers Food, Cheers Health, Cheers Fashion, Cheers Baby, Cheers Space and Cheers World, each episodes are 30 minutes in length. Our series TV shows are unique in the content creation and production, with trending lifestyle updates filmed both in-studio and outdoors. We generate revenues from our series TV shows by licensing to TV stations with exclusive advertising times and charging advertising fees, and by displaying products of our e-Mall. We distribute and promote our series TV shows content on a variety of online video platforms, mobile apps, IPTV and television channels where we generate advertising revenues from traditional pre-video, in-video, and pop-up advertisements. We also generate revenues from soft product placements that are incorporated into our series TV shows. We produce and license our series TV shows for airing on local broadcast, basic cable television networks, and throughout China. Our shows can be seen on satellite stations such as Anhui Satellite Television and Shenzhen Satellite Television, which are year-to-year contracts. The following is a summary of our series TV shows:

Cheers Health	This TV program features and promotes healthy lifestyle.

Cheers Fashion	This TV program features high-end fashion and beauty, and is touted as the fashion bible in the fashion field.

Cheers World	This TV program is China’s only leading short tourism program that brings together the world’s best tourism destinations, sharing travel experiences from unique perspectives of the visitors and the cultural scene of the destinations. It has been fully recommended by the cultural centers or consulates of foreign embassies in China and has close ties and cooperation with embassies in many countries around the world.

Cheers Baby	This TV program is hosted by Cao Ying, who shares the parenting experience of parents in the form of question and answer format, and in-depth interviews. This is one of few programs of this type in China.

Cheers Food	This TV programs centers around food and the stories between people and food from various perspectives. Since the launch of Shenzhen Satellite TV, our average ranking has remained stable within the top 8 in China.

Cheers Space	The regular weekly programs focus on home décor and interior design.

Drama & Variety Shows

We have partnered with third parties to produce and license original online drama and variety show series for distribution on online video platforms. We currently developed the following drama series and variety shows:

My Greatest Hero	The TV series My Greatest Hero explores the lives of a high school tennis team. This program is in partnership with iQIYI and has become one of the most popular youth TV series amongst young people.

Hi! Rap Season 1	This variety show was developed in 2018 as a “light-variety” talk show.

Hi! Rap Season 2	In 2019, we developed season 2 of this variety show. It is currently one of the most popular variety shows in China.

Depending on the contract with our partners, we can either share revenues generated by the number of viewers, or share advertising revenues generated by the contents.

Advertising

We distribute and promote our professionally-produced contents on CHEERS App and on a variety of online video platforms, mobile apps, IPTV and television channels where we generate advertising revenues from traditional pre-video, in-video, and pop-up advertisements. We also generate revenues from soft product placements that are incorporated into our original video content, including our online short videos. In addition, our e-Mall suppliers and distributors have the option to enter into separate advertising agreements for displaying their products in our live streamings. All items displayed in the live streamings can be purchased in e-Mall. We leverage our deep library of professionally-produced content, wide distribution channel, and big data analytics capabilities to help our advertisers target their specific demographics in China.

Production Services

We provide brand advertising services to third-party advertising agencies by producing variety shows, short videos, and live streaming according to customers’ needs for a fee. We also provide planning, shooting, and post-production services for a fee.

Content Licensing and Distribution

From time to time we may also acquire rights to rebroadcast and/or distribute third-party film and television drama.

Industry overview

Growth of e-commerce in China

The growing e-commerce market scale, as well as the population of online shoppers in China, have built a solid industry outlook for emerging e-commerce platforms. In an October 2019 market research study that we commissioned, Market Overview of Content-Driven E-commerce Platform in China, iResearch Consulting reported that the total e-commerce market sales in China has reached RMB15,242 billion in 2018, with a compound annual growth rate (CAGR) of 17.6% from 2014 to 2018. The e-commerce sales in China grows faster than that of total retail sales of consumer goods in China, which has a CAGR of 8.8% from 2014 to 2018.

Source: National Bureau of Statistics, iResearch

The population of online shoppers has reached 610 million in 2018, of which 97% are also mobile shoppers, according to iResearch. The total population of online shoppers in China is expected to reach 900 million by 2021, at a CAGR of 13.8%.

Source: CNNIC, iResearch

Growth of online video users

The development of high-speed internet network and the growing popularity of short video platforms have fueled the growth of online video viewership. According to iResearch report, the population of online video users in China has reached 0.59 billion by the end of 2018, with a CAGR of 17% from 2014 to 2018. Online video users take up 69% of total internet users by the end of 2018, while it was only 47% by the end of 2014.

Source: CNNIC, iResearch

Video content-driven e-commerce platforms

With the rapid growth of e-commerce market and online video users, many e-commerce platforms started to leverage video content in assisting the customer acquisition of their e-commerce platforms.

A video content-driven e-commerce platform refers to an e-commerce platform with promotional and advertising video content that encourage or incentivize customers in making purchase on our e-commerce platform. The video content adopted by most platforms are live streaming shows and short videos.

A video content-driven e-commerce platform can be PGC, UGC, or PUGC content-driven, depending on who produces the content:

●	PGC refers to Professional Generated Content, which relies on professional video producers and is normally more costly to produce. However, it also has the highest commercial value for our attention to details and consistent quality;

●	UGC refers to User Generated Content, which features contents produced by the general public; and

●	PUGC refers to Professional User Generated Content, which is the combination of PGC and UGC.

Monetization

A video content-driven e-commerce platform can usually monetize video content through following means:

●	Advertising revenue for in-video product placement, start screen ads, in-app banner ads, and other forms of advertisements;

●	Commission revenue from video producers and live streamers on the platform when transactions are completed and settled; and/or

●	Direct e-commerce sales of commodities on the platform.

Proprietary PGC video content-driven e-commerce platform

A proprietary PGC video content-driven e-commerce platform is a segment of content-driven e-commerce platform, with in-house professional video production and proprietary e-commerce platform. When compared with other video content-driven e-commerce platforms, a proprietary PGC video content-driven e-commerce platform usually have larger advantage in maintaining high-quality content production with dedicated professional production team.

Market Scale

The proprietary PGC video content-driven e-commerce platform industry is still at an early stage of development with high growth rate but limited qualified market participants. However, many e-commerce platforms have or are planning on developing video content on their platforms in 2019.

According to iResearch report, the market scale of proprietary PGC video content-driven e-commerce platforms in terms of GMV is approximately RMB2.6 billion in 2018, with a CAGR of 191.5% from 2016 to 2018. The market is expected to grow at a CAGR of 47.6% to RMB19.5 billion in 2023.

Source: iResearch

Key successful factors for video content-driven E-commerce platforms

●	Selection of commodities: A platform must be careful and thoughtful in selecting commodities with high popularity and reasonable profit margin to keep customers attracted.

●	Sustainable high-quality video content: A platform must be able to sustain consistent video content quality and avoid publishing any video that may result in negative publicity, or even regulatory punishment.

●	Stable customer inflow: A platform must secure a solid channel for customer acquisition and to keep all customer activities within a proprietary ecosystem in order to minimize customer loss.

Competitive landscape

According to iResearch report, we are amongst the top 5 video content-driven e-commerce platforms in China in terms of monthly GMV in August 2019.

Competition

Our competitors include Alibaba (Nasdaq: BABA), Pin Duoduo (Nasdaq: PDD), Douyu (Nasdaq: DOYU), Qu Toutiao (Nasdaq: QTT), Mango Media (SZ.300413), and TVZone Media (SH.603721) for users, shoppers, and advertising customers. We also compete with other internet media and entertainment services, such as internet and social platforms that offer content in emerging and innovative media formats, as well as major TV stations.

Employees

As of December 31, 2019, we had 173 full time employees. We have entered into written employment contracts with all of our employees in accordance with PRC Labor Law and Contract Law. None of our employees is covered by collective bargaining contracts. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by PRC regulations, we participate in various government statutory social security plans, including a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to contribute to social security plans at specified percentages of the salaries, bonuses and certain allowances of our employees up to a maximum amount specified by the local government from time to time. An employer that fails to make social insurance contributions may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee.

Intellectual Property

Our success depends largely on our ability to protect our core technology and intellectual property. To accomplish this, we rely on our trade secrets, including know-how, confidentiality clauses in standard labor agreements and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We currently do not own any patents and do not have any pending patent applications.

As of December 31, 2019, we owned 45 registered trademarks and 16 trademark registration applications in the PRC, and 4 registered trademark applications in Hong Kong. In addition, as of December 31, 2019, we have 31 registered copyrights in the PRC (including copyrights with respect to 28 software products developed by it relating to various aspects of our operations and 3 copyright works). The software and registered works are crucial to our business.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against us.

There are no proceedings in which any of our directors, officers, or any beneficial shareholder of more than five percent (5%) of our voting securities is an adverse party or has a material interest adverse to us.

Seasonality

Aside from fluctuations in the level of advertising spending resulting from changes in the overall economic and market conditions in China, our revenues are affected by seasonal fluctuations in business and consumer spending that also affect the level of advertising spending over time in China. Our quarterly operating results have fluctuated in the past and may continue to fluctuate depending upon a number of factors, many of which are out of our control. Our operating results tend to be seasonal. As a result, detailed attention shall be paid when comparing our operating results on a period-to-period basis. For example, online user numbers tend to be higher during holidays and end of the year, and advertising revenues tend to be higher at the end of the year.

Insurance

We do not maintain any property insurance policies covering equipment and facilities for losses due to fire, earthquake, flood or any other disaster. Consistent with customary industry practice in China, we do not maintain business interruption insurance or key employee insurance for our executive officers. Uninsured damage to any of our equipment or buildings or a significant product liability claim could have a material adverse effect on our results of operations.

History and Development

We were incorporated as an exempted company under the laws of the Cayman Islands on February 5, 2018 under the name TKK Symphony Acquisition Corporation. In connection with the Share Exchange Agreement, we changed our name from “TKK Symphony Acquisition Corporation” to “Glory Star New Media Group Holdings Ltd”(“GS Holdings”). As a result of the Business Combination, all of our business operations are conducted through our subsidiaries and our VIEs.

The following is a brief description of each of our subsidiaries and VIEs:

●	Glory Star. Glory Star New Media Group Limited (“Glory Star”) is a limited company incorporated on November 30, 2018, under the laws of the Cayman Islands. Glory Star is authorized to issue 5,000,000 ordinary shares of which 2,000,000 ordinary shares are issued and outstanding. Glory Star is wholly owned by GS Holdings.

●	Glory Star HK. Glory Star New Media Group HK Limited (“Glory Star HK”) is a limited company incorporated on December 18, 2018, under the Companies Ordinance of Hong Kong. The total amount of share capital of Glory Star HK is HKD 1.00 with one (1) authorized share. Glory Star HK is wholly owned by Glory Star.

●	WFOE. Glory Star New Media (Beijing) Technology Co., Ltd. (“WFOE”) is a wholly foreign-owned enterprise established by Glory Star HK on March 13, 2019. WFOE has been issued a business license (No. 91110113MA01HN7N6P) by the Beijing Administration for Industry and Commerce Shunyi District Bureau on April 4, 2019.

●	Xing Cui Can. Xing Cui Can International Media (Beijing) Co., Ltd. (“Xing Cui Can”) is a limited liability company incorporated under laws of PRC on September 7, 2016, and the current shareholders are: Bing Zhang, Jia Lu, Ran Zhang, Yixing He, Ronghui Zhang, Hui Lin, Hui Jin, Hanying Li, Yinghao Zhang, and Jiancong Xiao, all of whom are PRC residents. Xing Cui Can currently holds a business license issued by Beijing Administration for Industry and Commerce Chaoyang District Bureau. Through a series of contractual agreements, WFOE is deemed to control Xing Cui Can and have rights to consolidate all of Xing Cui Can’s audited financial results.

●	Horgos. Horgos Glory Star Media Co., Ltd. (“Horgos”) is a limited liability company incorporated under laws of PRC on November 1, 2016. The current shareholders are Xing Cui Can, Bing Zhang, Jia Lu, Ran Zhang, Yixing He, Ronghui Zhang, Hui Lin, Hui Jin, Hanying Li, Yinghao Zhang and Everest Venture Capital Investment Co., Ltd. (“Everest”). Horgos currently holds a business license issued by Horgos Market Supervisory Authority. Xianhong Liang and Jiancong Xiao are the beneficial owners of Horgos through Everest. Through a series of contractual agreements, WFOE is deemed to control Horgos and have rights to consolidate all of Horgos’s audited financial results.

Prior to the incorporation of Glory Star, on August 31, 2017 (the “Acquisition Date”), Horgos completed the acquisition of 100% of the equity interest of Leshare Star (Beijing) Technology Co., Ltd. (“Beijing Leshare”), a company incorporated in the PRC, which is mainly engaged in internet advertising activities and owns a copyright of “Fashion Star Short Video App Leshare Software.” Horgos purchased all 100% equity interest of Beijing Leshare from six individual shareholders with a consideration of $0. Prior to the acquisition, Mr. Bing Zhang was the chief operation officer of Horgos and had a 65% equity interest in Beijing Leshare, hence the acquisition was deemed as a related party transaction. Beijing Leshare’s assets and liabilities were recorded at their carrying values as of the Acquisition Date, and the results of operations of Beijing Leshare are consolidated with the results of operations of Glory Star Group, starting on August 31, 2017.

In addition, on October 26, 2018, Messrs. Bing Zhang, Ran Zhang and Jia Lu, management of Horgos, acquired 51% of the equity interest from Lead Eastern Investment Co., Ltd. (“Dangdai Dongfang”) in a management buy-out for RMB39.4 million ($6.0 million) based on the then net asset value of Horgos (“MBO”). Prior to the MBO, Dangdai Dongfang was the largest shareholder of Horgos, and wanted Horgos to focus on traditional advertising and the production of content for the cable TV networks, the business of Horgos at that time. However, the management of Horgos wanted to expand and transform Horgos into an online media and e-commerce company which is what the Glory Star Group is today. However, at that time, Dangdai Dongfang did not wish to make the additional investments into Horgos’ new business and was in fact looking to liquidate its holdings in Horgos. Immediately following the closing of the MBO, Dangdai Dongfang ceased to be a shareholder of Horgos and Mr. Bing Zhang, directly and indirectly through Xing Cui Can, became the controlling shareholders of Horgos, holding 72.58% of the equity interest in Horgos.

Our principal executive offices are located at 22F, Xinhua Technology Building, No. 8 Tuofangying Road, Jiangtai District, Chaoyang District, Beijing.

Corporate Structure

Glory Star New Media Group Holdings Limited is a Cayman Islands holding company and conducts our operations in China through our PRC subsidiaries and VIEs. Through our Hong Kong subsidiary Glory Star HK, we own a direct equity interest in WFOE, our wholly-owned PRC subsidiary. WFOE has entered into a series of contractual arrangements with (i) Xing Cui Can and our shareholders, and (ii) Horgos and our shareholders, which allows us to exercise effective control over Xing Cui Can and Horgos and receive substantially all the economic benefit of Xing Cui Can and Horgos. Any failure by the VIEs or their respective shareholders to perform their obligations under these contractual arrangements, and any failure by us to maintain effective control over Xing Cui Can and Horgos, would result in our inability to continue to consolidate our VIEs’ financial results of operations in our financial results of operations and would have a material adverse effect on our business.

The following diagram illustrates our corporate structure. Unless otherwise indicated, equity interests depicted in this diagram are held 100%. The relationships between WFOE and Xing Cui Can, and WFOE and Horgos as illustrated in this diagram are governed by the VIE Contracts and do not constitute equity ownership.

Contractual Arrangements among WFOE, the VIEs and the VIEs Shareholders

Current PRC laws and regulations impose certain restrictions or prohibitions on foreign ownership of companies that engage in value-added telecommunication services, and certain other business. Glory Star HK is a company registered in Hong Kong. WFOE is considered a foreign-invested enterprise. To comply with PRC laws and regulations, we primarily conduct our business in China through the VIE’s based on the VIE Contracts. As a result of VIE Contracts, Glory Star HK exerts control over Glory Star’s consolidated affiliated entities in the PRC and consolidates their operating results in our financial statements under U.S. GAAP. The following is a summary of the VIE Contracts that provide us with effective control of the VIEs and that enables it to receive substantially all of the economic benefit from our operations.

Contracts that give us effective control of the VIEs

Business Cooperation Agreement. WFOE entered into separate business cooperation agreements with Xing Cui Can and Horgos, and their respective shareholders in September 2019, pursuant to which (1) each VIE shall not enter into any transaction which may materially affect such VIE’s assets, obligations, rights and operations without the written consent of WFOE; (2) each VIE and the VIE shareholders agree to accept suggestions by WFOE in respect of the employment and dismissal of such VIE’s employees, daily operations, dividend distribution and financial management of such VIE; and (3) the VIE and the VIE shareholders shall only appoint individuals designated by WFOE as the director, general manager, chief financial officer and other senior management members. In addition, each of the VIE shareholders agree that (i) unless required by WFOE, will not make any decisions or otherwise request the VIE to distribute any profits, funds, assets or property to the VIE shareholders, or (ii) issue any dividends or other distribution with respect to the shares of the VIE held by the VIE shareholders. The term of each business cooperation agreement is perpetual unless terminated by WFOE upon thirty (30) days advance notice, or upon the transfer of all shares of the respective VIEs to WFOE (or our designee).

Exclusive Option Agreement. WFOE entered into separate exclusive option agreements with Xing Cui Can and Horgos, and their respective shareholders in September 2019. Pursuant to these exclusive option agreements, the VIE shareholders have granted WFOE (or our designee) an option to acquire all or a portion of each of their equity interests in the VIEs at the price equivalent to the lowest price then permitted under PRC law. If the equity interests are transferred in installments, the purchase price for each installment shall be pro rata to the equity interests transferred. WFOE may, at our sole discretion, at any time exercise the option granted by the VIE shareholders. Moreover, WFOE may transfer such option to any third party. The VIE shareholders may not, among other obligations, change or amend the articles of association and bylaws of the VIE, increase or decrease the registered capital of the VIEs, sell, transfer, mortgage or dispose of their equity interest in any way, or incur, inherit, guarantee or assume any debt except for debts incurred in the ordinary course of business unless otherwise expressly agreed to by WFOE, and enter into any material contracts except in the ordinary course of business unless otherwise expressly agreed to by WFOE. The term of each of these exclusive option agreements is 10 years and will be extended automatically for successive 5 year terms except where WFOE provides prior written notice otherwise. The exclusive option agreements may be terminated by WFOE upon thirty (30) days advance notice, or upon the transfer of all shares of the respective VIEs to WFOE (or our designee).

Share Pledge Agreement. WFOE entered into separate share pledge agreements with Xing Cui Can and Horgos, and their respective shareholders in September 2019. Pursuant to these share pledge agreements, the VIE shareholders have pledged all of their equity interests in the VIEs as priority security interest in favor of WFOE to secure the performance of the VIEs and their shareholders’ performance of their obligations under, where applicable, (i) the Master Exclusive Service Agreement, (ii) the Business Cooperation Agreement, and (iii) the Exclusive Option Agreements (collectively the “Principal Agreements”). WFOE is entitled to exercise our right to dispose of the VIE shareholders’ pledged interests in the equity of the VIE in the event that either the VIE shareholders or the VIE fails to perform their respective obligations under the Principal Agreements. The equity pledge agreements will remain in full force and remain effective until the VIE and the VIE shareholders have satisfied their obligations under the Principal Agreements.

Proxy Agreements and Powers of Attorney. WFOE entered into separate Proxy Agreements and Powers of Attorney with Xing Cui Can and Horgos, and their respective shareholders in September 2019. Pursuant to the proxy agreements and powers of attorney, each VIE shareholder irrevocably nominates and appoints WFOE or any natural person designated by WFOE as our attorney-in-fact to exercise all rights of such VIE equity holder in such VIE, including, but not limited to, (i) execute and deliver any and all written decisions and to sign any minutes of meetings of the board or shareholder of the VIE, (ii) make shareholder’s decisions on any matters of the VIE, including without limitation, the sale, transfer, mortgage, pledge or disposal of any or all of the assets of the VIE, (iii) sell, transfer, pledge or dispose of any or all shares in the VIE, (iv) nominate, appoint, or remove the directors, supervisors and senior management members of the VIE when necessary, (v) oversee the business performance of the VIE, (vi) have full access to the financial information of the VIE, (vii) file any shareholder lawsuits or take other legal action against the VIE’s directors or senior management members, (viii) approve annual budget or declare dividends, (ix) manage and dispose of the assets of the VIE, (x) have the full rights to control and manage the VIE’s finance, accounting and daily operations, (xi) approve filing of any documents with the relevant governmental authorities or regulatory bodies, and (xii) any other rights provided by the VIE’s charters and/or the relevant laws and regulations on the VIE shareholders. The proxy agreements and powers of attorney shall remain in effect during the term of the Exclusive Service Agreements.

Confirmation and Guarantee Letter. Each of the VIE shareholders signed a confirmation and guarantee letter in September 2019, pursuant to which each VIE equity holder agreed to fully implement the arrangements set forth in the Principal Agreements, Share Pledge Agreement, and the Proxy Agreement and Power of Attorney, and agreed to not carry out any act which may be contrary to the purpose or intent of such agreements.

Spousal Consent. Each of the VIE shareholders’ spouses, if applicable, signed a spousal consent in September 2019 pursuant to which the spouse of each of the shareholders acknowledges that the equity interests in Horgos and Xing Cui Can held by the spouse will be disposed according to the arrangements set forth in the Principal Agreements, Share Pledge Agreement, and the Proxy Agreement and Power of Attorney and undertakes not to carry out any act with the intent to interfere with the arrangements set forth in aforementioned agreements, and agree to be bound by the aforementioned agreements if they receive any equity interests in Horgos and Xing Cui Can.

Contracts that enable us to receive substantially all of the economic benefit from the VIEs

Master Exclusive Service Agreements. WFOE entered into separate Exclusive Service Agreements with Xing Cui Can and Horgos in September 2019, pursuant to which WFOE provides exclusive technology support and services, staff training and consultation services, public relation services, market development, planning and consultation services, human resource management services, licensing of intellectual property, and other services as determined by the parties. In exchange, the VIEs pay service fees to WFOE equal to the pre-tax profits of the VIEs less (i) accumulated losses of the VIEs and their subsidiaries in the previous financial year, (ii) operating costs, expenses, and taxes, and (iii) reasonable operating profits under applicable PRC tax law and practices. During the term of these agreements, WFOE has the right to adjust the amount and time of payment of the service fees at our sole discretion without the consent of the VIEs. WFOE (or our service provider) will own any intellectual property arising from the performance of these agreements. The term of each of these Exclusive Service Agreements is perpetual unless terminated by WFOE upon thirty (30) days’ advance notice, or upon the transfer of all shares of the respective VIEs to WFOE (or our designee) 10 years under the Option Agreement.

GOVERNMENT REGULATIONS

Regulations of Our Industry

The PRC government imposes extensive controls and regulations over the e-commerce industry and media industry, including television, advertising, media content production. This section summarizes the principal PRC regulations that are relevant to our lines of business.

Regulations on Foreign Investment

Guidance Catalogue of Industries for Foreign Investment

On June 28, 2017, the National Development and Reform Commission (the “NDRC”), and Ministry of Commerce (“MOFCOM”), promulgated the Foreign Investment Catalog which was implemented on July 28, 2017. For foreign investment, the Foreign Investment Catalog is divided into encouraged industries, restricted industries and prohibited industries, and industries which are not listed in the Foreign Investment Catalog are categorized as the permitted industries for foreign investment. The list of restricted industries and prohibited industries in the Foreign Investment Catalog was abolished by the Special Administrative Measures for Foreign Investment Access (Negative List) (2018 Edition), which was then replaced by Special Administrative Measures for Foreign Investment Access (Negative List) (2019 Edition) (the “2019 Negative List”) promulgated on June 30, 2019 by NDRC and MOFCOM and implemented on July 30, 2019. According to the 2019 Negative List, foreign investment in value-added telecommunications services (except for e-commerce) falls within the Negative List. As a result, foreign investors can only conduct investment activities through equity or contractual joint ventures with certain shareholding requirements and approvals from competent authorities. PRC partners are required to hold the majority interests in the joint ventures and approval from MOFCOM, or the Ministry of Industry and Information Technology (“MIIT”) for the incorporation of the joint ventures and the business operations.

On October 8, 2016, the MOFCOM promulgated the Interim Administrative Measures for Record-filing of the Incorporation and Change of Foreign-invested Enterprises, or FIE Interim Administrative Measures, as amended on June 30, 2018. Under the FIE Interim Administrative Measures, the incorporation and change of Foreign-invested Enterprises, or FIE, are subject to record filing procedures, instead of prior approval requirements, provided that the incorporation or change does not trigger any special entry administrative measures required by the government. If the incorporation or change of FIE matter is subject to the special entry administration measures, the approval of the MOFCOM or their local counterparts is still required.

Foreign Direct Investment in Value-Added Telecommunications Companies

Pursuant to the Provisions on Administration of Foreign-Invested Telecommunications Enterprises promulgated by the State Council on December 11, 2001, as amended on September 10, 2008 and February 6, 2016, or the FITE Regulations, the ultimate foreign equity ownership in a value-added telecommunications services provider may not exceed 50%. Moreover, for a foreign investor to acquire any equity interest in a value-added telecommunication business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating good track records and experience in operating value-added telecommunication business overseas. Foreign investors that meet these requirements must obtain approvals from the MIIT, and MOFCOM or their authorized local counterparts, which retain considerable discretion in granting approvals.

MIIT issued the Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, or the MIIT Circular, on July 13, 2006. The MIIT Circular indicates a PRC company that holds an Internet Content Provider License, or the ICP License, is prohibited from leasing, transferring or selling the ICP License to foreign investors in any form, and from providing any assistance, including resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Moreover, the domain names and registered trademarks used by an operating company providing value-added telecommunications service must be legally owned by such company and/or our shareholders. In addition, such company’s operation premises and equipment must comply with our approved ICP License, and such company should improve our internal internet and information security standards and emergency management procedures.

On June 19, 2015, MIIT issued the Circular on Loosening the Restrictions on Shareholding by Foreign Investors in Online Data Processing and Transaction Processing Business (for-profit E-commerce), or the Circular 196. The Circular 196 allows a foreign investor to hold 100% of the equity interest in a PRC entity that provides online data processing and transaction processing services (for-profit e-commerce). With respect to the applications for a license for on-line data processing and transaction processing business (for-profit e-commerce), the requirements for the proportion of foreign equity are governed by this Circular, other requirements and corresponding approval procedures are subject to the FITE Regulations. However, due to the lack of additional interpretation from PRC regulatory authorities, it remains unclear as to what impact MIIT Circular 2015 may have on us or other PRC internet companies with similar corporate and contractual structures.

In view of these restrictions on foreign direct investment in value-added telecommunications services and certain other types of businesses under which our business may fall, including internet culture services and radio/television programs production and operation business, we may rely on contractual arrangements with our VIEs to operate such business in China. For more information, please see “Our Corporate Structure.” Due to the lack of interpretative guidance from the relevant PRC governmental authorities, there are uncertainties regarding whether PRC governmental authorities would consider our corporate structure and contractual arrangements to constitute foreign ownership of a value-added telecommunications business.

Foreign Investment Law

The National People’s Congress (NPC) Standing Committee promulgated the Foreign Investment Law on March 15, 2019, which came into effect on January 1, 2020, to replace the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-Foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-Foreign Cooperative Joint Ventures as the basic law on foreign investment in the PRC.

The Foreign Investment Law stipulates that the foreign investors’ capital contributions, profits, capital gains, income from asset disposal, intellectual property royalties, legally obtained compensation or indemnification, and liquidation income that are made or obtained in China, may be freely remitted in or out of China in RMB or foreign exchange according to law. In addition, it further stipulates that the state protects the legitimate rights and interests of intellectual property rights held by foreign investors and FIEs. In formulating specific normative documents concerning foreign investment, local governments’ authorities at various levels and their relevant departments shall comply with the provisions of laws and regulations, including Foreign Investment Law. Without the basis of laws and regulations, local governments shall not reduce or prejudice FIEs’ legitimate rights and interests, impose additional regulatory burden, set additional impediments for FIE on accessing specific markets, or interfere with the FIE’s normal business activities.

Due to the lack of additional interpretation from PRC regulatory authorities, it is unclear how the Foreign Investment Law will be implemented in practice by the PRC government authorities and whether the offshore companies controlled by the PRC investors through variable interest entities structure be deemed as foreign investment remains to be seen. For more information, please see “Risk Factors — Risks Relating to Doing Business in China – Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon how our business may conducted in the PRC and accordingly on the results of our operations and financial condition.”

Regulations Related to E-Commerce

In 2005, the General Office of the State Council issued Several Opinions on Accelerating the Development of Electronic Commerce to stress the significance of the e-commerce and the importance of regulating the development of e-commerce. In 2007, MOFCOM promulgated the Guiding Opinions on Online Trading (for Tentative Implementation), under which, the term “Online Trading” is defined as the commodity or service trading conducted between the buyer and the seller by making use of internet and the behaviors of online trading participants.

According to the Opinions of the Ministry of Commerce on Promoting the Regularized Development of the E-Commerce promulgated by MOFCOM in 2007, which required to, among others, regularize the information release and transmission behaviors of all parties concerned to online trading, applaud legal, regularized, fair and equitable online marketing, electronic contracting, after-sale services and other e-commerce trading acts, prevent and settle various kinds of trading disputes, regularize electronic payment acts and ensuring the safe flow of funds.

Implementing Opinions on Promoting E-Commerce Application was promulgated by MOFCOM in October 2013, which aims to further promote the development of e-commerce, guide the healthy and speedy development of network retailing, strengthen the development of e-commerce for rural villages and agricultural products, support the development of urban community e-commerce application system and promote innovative application of cross-border e-commerce.

In May 2015, the State Council promulgated the Opinions on Striving to Develop E-commerce to Speed Up the Cultivation of New Economic Driving Force in order to lower the requirements for market access, further simplify the registration of registered capital, deeply promote the reform from ”certificate before license” to ”license before certificate” in the field of e-commerce and simplify the approval process for the overseas listing of e-commerce enterprises in the territory and encourage the cross-border RMB direct investment in the field of e-commerce.

In addition, in December 2016, Guiding Opinions on Fully Enhancing the Credit Construction in the E-commerce Sector was issued by the State Administration for Industry and Commerce and other governmental authorities. These opinions require that e-commerce platforms (a) establish and perfect internal credit constraint mechanisms, and make full use of big data technologies to strengthen the credit control in terms of commodity quality, intellectual property rights, service level, etc.; (b) establish the business credit early risk warning system, and promptly publish the relevant information to society and risk prompts for seriously dishonest businesses selling forged and fake commodities and hyping credit by malicious scalping, according to requirements of relevant industrial competent and regulatory authorities; (c) establish and improve a report and complaint handling mechanism and responsively submit clues on suspected illegalities and irregularities identified to relevant industrial competent and regulatory authorities, and (d) coordinate with relevant authorities concerning investigation and treatment of business operators on e-commerce platforms. In the event an e-commerce platform fails to actively fulfill our responsibilities, the relevant industrial competent or regulatory authority is authorized to promptly take measures, such as engage in communications, provide notification and impose administrative punishments in accordance with the law. We believe that we are currently in material compliance with the guidance provided by the opinions.

Filing by Third-Party Platform Providers for Online Food Trading

In July 2016, the State Food and Drug Administration promulgated the Measures for Investigation and Handling of Illegal Acts Involving Online Food Safety, pursuant to which a third-party platform provider for online food trading in the PRC is required to file a record with the food and drug administration at the provincial level and obtain a filing number. If an online food trading third-party platform provider fails to complete such filing, the provider may be ordered to make rectifications and given a warning by the competent food and drug administration, and failure to make such rectification may be subject to fines ranging from RMB5,000 to RMB30,000. As of March 18, 2019, Glory Star Media (Beijing) Co., Ltd has completed the required filing formalities with the relevant food and drug administration.

Regulations Relating to Product Quality and Consumer Rights Protection

Based on the PRC Consumer Rights and Interests Protection Law, as amended in and effective March 2014, and the Administrative Measures on Online Trading, or Online Trading Measures, by State Administration for Industry and Commerce, or SAIC, on January 29, 2014, have provided stringent requirements and obligations on business operators, including internet business operators and platform service providers. For example, consumers are entitled to return goods purchased online, subject to certain exceptions, within seven days upon receipt of such goods for no reason. To ensure that sellers and service providers comply with these laws and regulations, the platform operators are required to implement rules governing transactions on the platform, monitor the information posted by sellers and service providers, and report any violations by such sellers or service providers to the relevant authorities. In addition, online marketplace platform providers may, pursuant to the relevant PRC consumer protection laws, be exposed to liabilities if the lawful rights and interests of consumers are infringed upon in connection with consumers’ purchase of goods or acceptance of services on online marketplace platforms and the online marketplace platform providers fail to provide consumers with the contact information of the seller or manufacturer. Furthermore, online marketplace platform providers may be jointly and severally liable with sellers and manufacturers if they are aware or should be aware that any seller or manufacturer is using the online platform to infringe upon the lawful rights and interests of consumers and fail to take measures necessary to prevent or stop such activity.

The Tort Liability Law of the PRC, which was enacted by the Standing Committee of the NPC, or SCNPC, in December 2009 and took effect in July 2010, also provides that if an online service provider is aware that an online user is committing infringing activities, such as selling counterfeit products, through our internet services and fails to take necessary measures, it will be jointly liable with the said online user for such infringement. If the online service provider receives any notice from the infringed party on any infringing activities, the online service provider will take necessary measures, including deleting, blocking and unlinking the infringing content, in a timely manner. Otherwise, it will be jointly liable with the respective online user for the extended damages.

As an e-commerce platform service provider, we are subject to the PRC Consumer Rights and Interests Protection Law, the Online Trading Measures and the Tort Liability Law of the PRC and believe that we are currently in compliance with these regulations in all material aspects.

Regulations on the Media Industry

Program Content

According to the Provisions on the Administration of Radio and Television Program Production promulgated by the State Administration of Radio, Film and Television, or SARFT, on July 19, 2004 and took effect in August 20, 2004, and was amended on August 28, 2015, entities engaging in (i) the production of television programs, such as feature programs, general programs, drama series and animations, and (ii) the trading activities and agency services on the copyrights of such programs, must first obtain preliminary approval from the SARFT or their provincial branches for license. Horgos and Glory Star Media (Beijing) Co., Ltd have obtained the required approvals accordingly.

Regulations on the Advertising Industry

Regulations Relating to Advertising Law

The principal regulations governing advertising businesses in China include Advertising Law promulgated by SCNPC on October 27, 1994, which was amended on April 24, 2015 and October 26, 2018. Under the Advertising Law, advertisers refer to any legal persons, economic organizations or individuals that, directly or through agents, design, produce and publish advertisements to promote products or services. Advertisement operators refer to those legal persons, economic organizations or individuals consigned to provide advertisement content design, production and agency services. Advertisement publishers refer to those legal persons or other economic organizations that publish advertisements for the advertisers or for those advertisement operators that are consigned by the advertisers. An advertisement should present distinct and clear descriptions of the product’s function, place of origin, quality, price, manufacturer, validity period, warranties or the contents, forms, quality, price or promises of the services offered. False advertising that may mislead consumers and compromise legal rights and interests of consumers will subject the advertiser to civil liabilities. Where the advertising operator or advertising publisher is unable to provide the real name, address or valid contact information of the advertiser, the consumers may require the advertising operator or advertising publisher make compensation in advance. For false advertisements of goods or services other than those stipulated in the preceding paragraph which caused harm to consumers, where the advertising operator, advertising publisher and advertising spokesperson knew or should have known the falsity yet still provided design, production, agency or publishing services, or provide recommendation or endorsement, they will bear joint and several liability with the advertiser.

PRC advertising laws and regulations provide specific content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are also prohibited. It is prohibited to disseminate tobacco advertisements via broadcast, film, television or print media, or in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through broadcast, film, television, newspaper, magazine and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare are true and accurate as well as in full compliance with applicable laws and regulations. In providing advertising services, advertising service providers and advertising publishers must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws and regulations. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or their local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising service providers or advertising distributors may be subject to civil or criminal liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

Regulations Relating to Internet Advertising

On July 4, 2016, the SAIC promulgated the Interim Measures for the Administration of Internet Advertising, or the Internet Advertising Measures, which became effective on September 1, 2016. The Internet Advertising Measures provides additional compliance requirements for online advertising business in addition to those requirements set forth in the Advertising Law. Pursuant to the Internet Advertising Measures, Internet Advertising refers to the commercial advertising for direct or indirect marketing goods or services in the form of text, image, audio, video, or others means through websites, webpages, internet apps, or other internet media. Major additional compliance requirements are: (i) advertisements must be identifiable and marked with the word “advertisement,” enabling consumers to distinguish them from non-advertisement content; (ii) publishing advertisements on the Internet through a pop-up page or in other forms shall provide a prominently marked “CLOSE” button to ensure “one-click closure;” (iii) sponsored search results must be clearly distinguished from organic search results; (iv) it is forbidden to send advertisements or advertisement links by email without the recipient’s permission or induce Internet users to click on an advertisement in a deceptive manner; and (v) internet information service providers that do not participate in the operation of internet advertisements should stop publishing illegal advertisements if they know or should know that the advertisements are illegal. According to Internet Advertising Measures, it is not allowed to publish the online advertisement for prescription drugs, tobaccos and goods or services prohibited from publish according to applicable laws and administrative regulations. In addition, all advertisements for medical treatment, pharmaceuticals, food formula for special medical purposes, medical devices, pesticides, veterinary drugs, healthcare food and other special goods or services must be submitted to the relevant administrative authorities for content approval prior to publishing.

Regulations Related to Internet Information Security and Privacy Protection

PRC government authorities have enacted laws and regulations with respect to internet information security and protection of personal information from any abuse or unauthorized disclosure. Internet information in China is regulated and restricted from a national security standpoint. The SCNPC enacted the Decisions on Maintaining Internet Security in 2000, and was amended on August 27, 2009, which may subject violators to criminal punishment in China for any effort to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security has promulgated measures that prohibit use of the internet in ways which, among other things, result in a leakage of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the Ministry of Public Security and the local security bureaus may revoke the service provider’s operating license and shut down our websites.

Under the Several Provisions on Regulating the Market Order of Internet Information Services issued by the MIIT in 2011, an internet information service provider may not collect any user personal information or provide any such information to third parties without the consent of the users and it must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary to provide its services. An internet information service provider is also required to properly maintain the user personal information, and in case of any leak or likely leak of the user personal information, the internet information service provider must take immediate remedial measures and, in severe circumstances, make an immediate report to the telecommunications regulatory authority. In addition, pursuant to the Decision on Strengthening the Protection of Online Information issued by the SCNPC in December 2012 and the Order for the Protection of Telecommunication and Internet User Personal Information issued by the MIIT in July 2013, any collection and use of user personal information must (i) be subject to the consent of the user; (ii) be in accordance with the principles of legality, rationality and necessity; and (iii) be within the specified purposes, methods and scopes.

An internet information service provider must also keep such information strictly confidential, and is prohibited from divulging, tampering or destroying any such information, or selling or providing such information to other parties. An internet information service provider is required to take technical and other measures to prevent the collected personal information from any unauthorized disclosure, damage or loss. Any violation of these laws and regulations may subject the internet information service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, shut down of websites or even criminal liabilities.

In addition, pursuant to the Notice on Legally Punishing Criminal Activities Infringing upon the Personal Information of Citizens issued by of the Supreme People’s Court, the Supreme People’s Procuratorate and the Ministry of Public Security in 2013, and the Interpretation on Several Issues regarding Legal Application in Criminal Cases Infringing upon the Personal Information of Citizens issued by the Supreme People’s Court and the Supreme People’s Procuratorate in May 2017, the following activities may constitute the crime of infringing upon a citizen’s personal information:(i) providing a citizen’s personal information to specified persons or releasing a citizen’s personal information online or through other methods in violation of relevant national provisions; (ii) providing legitimately collected information relating to a citizen to others without such citizen’s consent (unless the information is processed, not traceable to a specific person and not recoverable); (iii) collecting a citizen’s personal information in violation of applicable rules and regulations when performing a duty or providing services; or (iv) collecting a citizen’s personal information by purchasing, accepting or exchanging such information in violation of applicable rules and regulations.

Furthermore, pursuant to the Ninth Amendment to the Criminal Law issued by the SCNPC in August 29, 2015, which became effective in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders is subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation. In addition, any individual or entity that (a) sells or provides personal information to others in a way violating the applicable law, or (b) steals or illegally obtains any personal information is subject to criminal penalty in severe situation.

In November 2016, the SCNPC promulgated the Network Security Law of the People’s Republic of China, or the Network Security Law, effective June 1, 2017. The Network Security Law is formulated to maintain the network security, safeguard the cyberspace sovereignty, national security and public interests, protect the lawful rights and interests of citizens, legal persons and other organizations, and requires that a network operator, which includes, among others, internet information services providers, take technical measures and other necessary measures in accordance with the provisions of applicable laws and regulations as well as the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of the networks, effectively respond to network security incidents, prevent illegal and criminal activities, and maintain the integrity, confidentiality and availability of network data. The Network Security Law emphasizes that any individuals and organizations that use networks is required to comply with the PRC Constitution and laws, abide by public order and cannot endanger network security or make use of networks to engage in unlawful activities such as endangering national security, economic order and social order, and infringing the reputation, privacy, intellectual property rights and other lawful rights and interests of other people. The Network Security Law has reaffirmed the basic principles and requirements as specified in other existing laws and regulations on personal information protections, such as the requirements on the collection, use, processing, storage and disclosure of personal information, and internet service providers being required to take technical and other necessary measures to ensure the security of the personal information they have collected and prevent the personal information from being divulged, damaged or lost. Any violation of the provisions and requirements under the Network Security Law may subject the internet service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, closedown of websites or even criminal liabilities.

To comply with these PRC laws and regulations, we have adopted internal procedures to monitor content displayed on our website and application. However, due to the large amount of data we generate and process, we may not be able to properly protect customers’ personal information and safeguard our networks. See “Risk Factors — Risks Relating to Our Business and Industry – Our business generates and processes a large amount of data, and the improper use or disclosure of such data could harm our reputation as well as have a material adverse effect on our business and prospects.”

Regulations Related to Intellectual Property Rights

Regulations on Copyright

Under the Copyright Law, issued in 1990 and most recently amended in 2010, or the Copyright Law, and our related Implementing Regulations issued in 2002 and amended in 2013, creators of protected works enjoy personal and property rights with respect to publication, authorship, alteration, integrity, reproduction, distribution, lease, exhibition, performance, projection, broadcasting, dissemination via information network, production, adaptation, translation, compilation and related activities. Other than the rights of authorship, alternation and integrity of an author which shall be unlimited in time, the term of a copyright is the life of the individual author plus 50 years, but for by a corporation the term is 50 years after first publication. In consideration of the social benefit and costs of copyrights, the PRC authorities balance copyright protections with limitations that permit certain uses, such as for private study, research, personal entertainment and teaching, without compensation to the author or prior authorization.

The Measures for Administrative Protection of Copyright Related to Internet, which was jointly promulgated by the National Copyright Administration, or NCA, and the MIIT on April 29, 2005, and became effective on May 30, 2005, provides that upon receipt of an infringement notice from a legitimate copyright holder, an operator of Internet information services, or ICP operator, must take remedial actions immediately by removing or disabling access to the infringing content. If an ICP operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement that harms public interest, the ICP operator could be subject to administrative penalties, including an order to cease infringing activities, confiscation by the authorities of all income derived from the infringement activities, or payment of fines.

On May 18, 2006, the State Council promulgated the Regulations on the Protection of the Right to Network Dissemination of Information (as amended in 2013). Under these regulations, an owner of the network dissemination rights with respect to written works or audio or video recordings who believes that information storage, search or link services provided by an Internet service provider infringe his or her rights may require that the Internet service provider delete, or disconnect the links to, such works or recordings.

In order to further implement the Computer Software Protection Regulations promulgated by the State Council in 2001 and amended in January 2013, the National Copyright Administration issued the Computer Software Copyright Registration Procedures in 2002, which apply to software copyright registration, license contract registration and transfer contract registration.

As of December 31, 2019, we had twenty-eight (28) registered software copyrights and three (3) work copyrights.

Regulations on Trademarks

Registered trademarks are protected by the Trademark Law of the PRC (Revised in 2019) which was adopted in 1982 and subsequently amended in 1993, 2001, 2013 and 2019, respectively as well as by the Implementation Regulations of the PRC Trademark Law adopted by the State Council in 2002 and as most recently amended on April 29, 2014. The Trademark Office under the SAIC handles trademark registrations. The Trademark Office grants a ten-year term to registered trademarks and the term may be renewed for another ten-year period upon request by the trademark owner. A trademark registrant may license their registered trademarks to another party by entering into trademark license agreements, which must be filed with the Trademark Office for record. As with patents, the Trademark Law has adopted a first-to-file principle with respect to trademark registration. If a trademark applied for is identical or similar to another trademark that has already been registered or subject to a preliminary examination and approval for use on the same or similar kinds of products or services, such trademark application may be rejected. Any person applying for the registration of a trademark may not injure existing trademark rights first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

As of December 31, 2019, we had forty-five (45) registered trademarks and sixteen (16) trademarks registration applications in the PRC.

Regulations on Domain Names

The MIIT promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017, and replaced the Administrative Measures on China Internet Domain Name promulgated by MII on November 5, 2004. According to the Domain Name Measures, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names must provide the true, accurate and complete information of their identities to domain name registration service institutions. The applicants will become the holder of such domain names upon the completion of the registration procedure.

As of December 31, 2019, we had 3 domain names in PRC.

LABOR REGULATIONS

Labor Contract Law

The PRC Labor Contract Law was promulgated on June 29, 2007, as amended on December 28, 2012, and became effective on July 1, 2013. According to the PRC Labor Contract Law of PRC, labor contracts must be entered into if labor relationships are to be established between an entity and the employees. The entity cannot require the employees to work in excess of the time limit as permitted under the relevant labor laws and regulations and shall pay the employees wages that are no lower than local standards on minimum wages. The entity shall also abide by the aforementioned laws and regulations and perform procedures for dissolution and termination of labor contracts, payment of labor remuneration and economic compensation, use of labor dispatch and payment of social insurance.

Regulations on Social Insurance and Housing Provident Fund

According to the PRC Social Insurance Law issued by the SCNPC on October 28, 2010, and implemented on July 1, 2011, and subsequently revised on December 29, 2018, the state established a social insurance system including basic pension insurance, basic medical insurance, unemployment insurance, work-related injury insurance and maternity insurance, under which both employers and individuals are required to pay social insurance premiums. Migrant workers participate in such social insurance schemes, and foreigners employed within the territory of the PRC also participate in social insurance as well. Violations of the PRC Social Insurance Law may result in the imposition of fines, and criminal liability may be incurred in serious cases. An employer that fails to make social insurance contributions may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee of 0.05% per day, as the case may be. If the employer still fails to rectify the failure to make social insurance contributions within the deadline, it may be subject to a fine ranging from one to three times the amount overdue.

According to the Regulations on Management of Housing Provident Fund which was promulgated and implemented by the State Council on April 3, 1999, and subsequently revised on March 24, 2002, and March 24, 2019, enterprises in China are required to register with the housing provident fund management center within 30 days from the date of establishment, and complete the procedures for establishment of housing accumulation fund accounts for their employees within 20 days from the date of registration. In violation of such regulation, an enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline.

Regulations on Foreign Exchange Registration of Offshore Investment by PRC Residents

On July 4, 2014, State Administration of Foreign Exchange, or the SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in our ability to contribute additional capital into our PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or their local branches in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

Regulations on Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Exchange Administration Rules of the PRC, or the Foreign Exchange Administration Rules, promulgated on January 29, 1996, as subsequently amended on January 14, 1997, and August 1, 2008. Under these rules, RMB is generally freely convertible for payments of current account items, such as trade and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loan unless prior approval of SAFE is obtained.

Under the Foreign Exchange Administration Rules, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE for paying dividends by providing certain evidencing documents, such as board resolutions and tax certificates, or for trade and services-related foreign exchange transactions by providing commercial documents evidencing such transactions. They are also allowed to retain foreign currency, subject to an approval by SAFE of a cap amount, to satisfy foreign exchange liabilities. In addition, foreign exchange transactions involving overseas direct investment or investment and exchange in securities and derivative products abroad are subject to registration with SAFE and approval or file with the relevant governmental authorities if necessary.

On November 19, 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which was amended on May 4, 2015, and October 10, 2018, respectively. This Circular substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to our foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013 and was further amended on October 10, 2018, which specifies that the administration by SAFE or their local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and their branches.

On February 13, 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Notice 13. After SAFE Notice 13 became effective on June 1, 2015, instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals will be required to apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, will directly examine the applications and conduct the registration.

The Circular on Reforming the Management Approach regarding the Settlement of Foreign Capital of Foreign-invested Enterprise, or the SAFE Circular No. 19, which was promulgated by the SAFE on March 30, 2015 and became effective on June 1, 2015, provides that a foreign-invested enterprise may, according to their actual business needs, settle with a bank the portion of the foreign exchange capital in their capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). Pursuant to the SAFE Circular No.19, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capitals on a discretionary basis; a foreign-invested enterprise shall truthfully use their capital for our own operational purposes within the scope of business; where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise shall first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

The Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or the SAFE Circular No. 16, which was promulgated by the SAFE and became effective on June 9, 2016, provides that enterprises registered in the PRC may also convert their foreign debts from foreign currency into Renminbi on a self-discretionary basis. The SAFE Circular No. 16 also provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis, which applies to all enterprises registered in the PRC.

PRC Enterprise Income Tax

According to the Enterprise Income Tax, or EIT Law, which was promulgated by the NPC on March 16, 2007, and implemented on January 1, 2008, and subsequently revised on February 24, 2017, and December 29, 2018, and the Implementation Regulations of EIT Law, which was promulgated by the State Council on December 6, 2007, and implemented on January 1, 2008 and amended on April 23, 2019, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises, which refer to enterprises that are set up in accordance with the PRC law, or that are set up in accordance with the law of the foreign country (region) but with actual administration institution in China, pay enterprise income tax originating both within and outside China at the tax rate of 25%. Non-resident enterprises refer to entities established under foreign law whose actual administration institution is not within China but have institution or premises in China, or which do not have institution or premises in China but have income sourced within China. Non-resident enterprises that have set up institutions or premises in China pay enterprise income tax at the tax rate of 25% in relation to the income originated from China and obtained by the aforementioned institutions or premises, as well as the income incurred outside China, provided there is an actual relationship between such income and the aforementioned institutions or premises. For non-resident enterprises that have no institutions or premises in China, or, although they have institutions or premises in China, there is no actual relationship between the income and the aforementioned institutions or premises, they pay enterprise income tax at the tax rate of 10% in relation to the income originated from China. The aforementioned income includes income from sales of goods, provision of labor services, transfer of property, equity investment including dividends, interest income, rental income, income from royalties, donations and other income. In addition, according to the EIT Law and the Implementation Regulations of EIT Law, for the income incurred from equity investment including dividends and bonus among eligible resident enterprises, and the income which is incurred from equity investment including dividends and bonus obtained from resident enterprise by non-resident enterprises that have set up institutions or premises in China and the income has an actual relationship with such institutions or premises, such incomes are tax-free income.

PRC – High and New Technology Enterprises

According to EIT Law and its implementation rules, certain “high and new technology enterprises” that hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the implementation rules, will enjoy a reduced 15% enterprise income tax rate. The State Administration of Taxation, the Ministry of Science and Technology and the Ministry of Finance jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises delineating the specific criteria and procedures for the “high and new technology enterprises” certification in April 2008.

On October 15, 2019, one of our VIE subsidiaries, Leshare Star (Beijing) Technology Co., Ltd. (悦享星光（北京）科技有限公司), was recognized as a “high and new technology enterprise” by the Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau and Beijing Municipal Tax Service of State Taxation Administration and will be entitled to a preferential tax rate of 15%, subject to certain qualification criteria, from 2020 to 2022.

According to Several Opinions on Promoting the Development of High and New Technology Enterprises in Zhongguancun Science Park, Administrative Measures for Zhongguancun High and New Technology Enterprise Bank (For Trial Implementation) and Measures for Financial Support of Zhongguancun National Independent Innovation Demonstration Zone to Enhance Innovation Ability and Optimize Innovation Environment, the enterprise recognized as qualified high and new technology enterprises by Zhongguancun Science Park Management Committee is entitled to a series of special services and financial supports when it meets certain criteria, such as financial incentive for being award of patents and registration of international trademarks, more opportunities of participate in intergovernmental scientific and technological cooperation projects, more opportunities of its technologies, products and services enter the international market, entrepreneurship training related services and other preferential treatments.

On December 10, 2019 and December 16, 2019, Leshare Star (Beijing) Technology Co., Ltd.（悦享星光（北京）科技有限公司）and Glory Star Media (Beijing) Co., Ltd.（耀世星辉（北京）传媒有限公司）were recognized as qualified high and new technology enterprises by Zhongguancun Science Park Management Committee and will entitle them aforesaid preferential treatments, subject to certain qualification criteria, from 2019 to 2021.

Regulation on PRC Value-added Tax

According to the Interim Regulations of PRC on Value-added Tax, which was promulgated by the State Council on December 13, 1993 and subsequently revised on November 10, 2008, February 6, 2016 and November 19, 2017 and the Detailed Rules for the Implementation of the Interim Regulations of the People’s Republic of China on Value-added Tax which was promulgated by the Ministry of Finance (the “MOF”) on December 25, 1993, and subsequently revised on December 15, 2008 and October 28, 2011, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of China are taxpayers of value-added tax (“VAT”), and pay VAT in accordance with law. Unless otherwise stipulated, the VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods; 11% for taxpayers selling transportation, postal, basic telecommunications, construction, or immovable leasing services, selling immovables, transferring land use rights, or selling or importing specific goods; unless otherwise stipulated, 6% for taxpayers selling services or intangible assets.

On March 23, 2016, the MOF and the SAT published the Circular of the MOF and the SAT on Fully Launch of the Pilot Scheme for the Conversion of Business Tax to Value-added Tax and annexes, pursuant to which entities and individuals that sell services, intangible assets, or immovables pay VAT instead of business tax since May 1, 2016.

According to the Circular of the MOF and the SAT on Adjusting Value-added Tax Rate, which was promulgated by the MOF and the SAT on April 4, 2018, and became effective on May 1, 2018, the tax rates for the taxable sales or goods import activity, which were subject to the tax rates of 17% and 11%, respectively, were adjusted to 16% and 10%, respectively.

According to the Circular on Policies in Relation to the Deepening of Value-added Tax Reforms, which was jointly promulgated by the MOF, the SAT and the General Administration of Customs on March 20, 2019, the tax rate of 16% and 10% originally applicable to general VAT taxpayers’ VAT taxable sales or goods import shall be adjusted to 13% and 9%, respectively.

Dividend Distribution

The EIT Law prescribes a standard withholding tax rate of 20% on dividends and other PRC sourced passive income of non-resident enterprises. The Implementation Rules reduced the rate from 20% to 10%. The central government of the PRC and the government of Hong Kong signed the Arrangement between the Mainland of the PRC and Hong Kong for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income on August 21, 2006, or the Arrangement. According to the Arrangement, no more than 5% withholding tax shall apply to dividends paid by a PRC company to a Hong Kong resident, provided that the recipient is a company that holds at least 25% of the equity interests of the PRC company and is deemed as the “beneficial owner” under the Arrangement. Notice on the Implementation of the Fourth Protocol of Arrangement between Chinese Mainland and Hong Kong SAR on Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income (Announcement [2016] No.12 of the State Administration of Taxation), Announcement of the State Administration of Taxation on the Implementation of the Third Protocol of Arrangement between Chinese Mainland and Hong Kong SAR on Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income, Announcement [2011] No.1 , Notice on the Implementation of the Second Protocol of Arrangement between Chinese Mainland and Hong Kong SAR on Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income (Guo Shui Han [2008] No. 685) and Circular of the State Administration of Taxation on Interpreting and Implementing Some Clauses in the Arrangement between Mainland China and Hong Kong SAR concerning Avoiding Double Taxation and Preventing Tax Evasion on Income (Guo Shui Han [2007] No. 403), which was partially repealed on January 4, 2011 and August 27, 2015, have amended the Arrangement accordingly.

On February 3, 2018, the SAT promulgated Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, State Administration of Taxation Announcement [2018] No. 9, Circular 9, which clarifies that a beneficial owner shall be a person who has ownership and control over the income and the rights and property from which the income is derived. To prove “beneficial owner” status, the applicant shall submit the materials pursuant to the provisions of Article 7 of the Announcement of the State Administration of Taxation on Promulgation of the “Administrative Measures on Entitlement of Non-residents to Treatment under Tax Treaties” (State Administration of Taxation Announcement [2015] No. 60, was amended by Announcement of the State Administration of Taxation on Partially Amending Taxation Regulatory Documents on June 15, 2018). Therein, where an applicant is a “beneficial owner” pursuant to the provisions of Article 3 of this Announcement, the applicant shall also provide, in addition to the tax resident identity of the applicant, the tax resident identity documents of the person who satisfies the criteria for “beneficial owner” and the person who satisfies the criteria, issued by the tax authorities in charge at the country (region) where he/she resides; where the applicant is a “beneficial owner” pursuant to the provisions of item (4) of Article 4 of this Announcement, the applicant shall also provide, in addition to the tax resident identity document of the applicant, the tax resident identity documents of the person who holds 100% of the applicant’s shares directly or indirectly and the multi-tier holders, issued by the tax authorities in charge at the country (region) for which the said person and the multi-tier holders are residents; the tax resident identity document shall prove that the person is a tax resident in the year in which the income is obtained or the preceding year.

Regulations on Tax regarding Indirect Transfer

On February 3, 2015, the SAT issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Circular 7. Pursuant to Circular 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises, may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and is established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, considerations include, inter alia, (i) whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; (ii) whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if our income is mainly derived from China; and (iii) whether the offshore enterprise and their subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature evidenced by their actual function and risk exposure. According to the Circular 7, where the payer fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. The Circular 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired on a public stock exchange. On October 17, 2017, the SAT issued the Circular on Issues of Tax Withholding regarding Non-PRC Resident Enterprise Income Tax, or SAT Circular 37, which further elaborates the relevant implemental rules regarding the calculation, reporting and payment obligations of the withholding tax by the non-resident enterprises. Nonetheless, there remain uncertainties as to the interpretation and application of the SAT Circular 7. The SAT Circular 7 may be determined by the tax authorities to be applicable to our offshore transactions or sale of our shares or those of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved.

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including MOFCOM, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006, and were amended on June 26, 2009. The M&A Rules, among other things, include provisions that purport to require an offshore special purpose vehicle formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on their official website procedures regarding approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of an application and supporting documents with the CSRC.

DESCRIPTION OF OUR BUSINESS

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

Risks Relating to Our Business and Industry

There are many risks and uncertainties that may affect our operations, performance, development and results. Many of these risks are beyond our control. The following is a description of the important risk factors that may affect our business. If any of these risks were to actually occur, our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial may also materially adversely affect our business, financial condition or results of operations.

If we fail to anticipate user preferences and provide high-quality content, especially popular original content, in a cost-effective manner, we may not be able to attract and retain users to remain competitive.

Our success depends on our ability to maintain and grow users and user time spent on the CHEERS App. To attract and retain users and compete against our competitors, we must continue to offer high-quality content, especially popular original content that provides our users with a superior online entertainment experience. To this end, we must continue to produce new original content and source new talent and producers in a cost effective manner. Given that we operate in a rapidly evolving industry, we must anticipate user preferences and industry trends and respond to such trends in a timely and effective manner. If we fail to fulfill the needs and preferences of our users in order to deliver a superior user experience or control our costs in doing so, we may suffer from reduced user traffic, and our business, financial condition and results of operations may be materially and adversely affected.

We currently rely on our in-house team of employees to generate creative ideas for original content and to supervise the original content origination and production process and intends to continue to invest our human and capital resources in such content production. We face fierce competition for qualified personnel in a limited pool of high-quality creative talent. If we are not able to compete effectively for highly qualified personnel or attract and retain top talent at reasonable costs, our original content production capabilities would be materially and adversely impacted. If we are unable to offer popular original content that addresses our user’s tastes and preferences in a cost effective manner, we may suffer a reduction in user traffic and our business, financial condition and results of operations may be materially and adversely affected.

We operate in a capital intensive industry and require a significant amount of cash to fund our operations and to produce or acquire high quality video content. If we fail to obtain sufficient capital to fund our operations, our business, financial condition and future prospects may be materially and adversely affected.

The operation of an internet video streaming content provider and producer of television shows requires significant and continuous investment in content production or acquisition and video production technology. Producing high-quality original content is costly and time-consuming and typically requires a long period of time in order to realize a returns on investment, if at all. If we cannot obtain adequate capital to meet our capital needs, we may not be able to fully execute our strategic plans for growth and our business, financial condition and prospects may be materially and adversely affected. We anticipate that we will need approximately $75 million to support our working capital needs in the next twelve (12) months. Even though we have recognized net income for the years ended December 31, 2017 and 2018, historically we have funded our working capital requirements through profits, bank loans and private placement of capital raise. As of June 30, 2019, we had approximately $38.2 million in working capital.

If our efforts to retain users and attract new users for our mobile and on-line video content and e-commerce products are not successful, our business, financial condition and results of operations will be materially and adversely affected.

In addition to our content production for television shows, we have experienced significant user growth for our mobile and on-line video and e-commerce products over the past several years. Our ability to continue to retain users and attract new users will depend in part on our ability to consistently provide our users with compelling content choices, as well as a quality experience for selecting and viewing video content. If we introduce new features or service offerings, or change the mix of existing features and services offerings, in a manner that is not favorably received by our users, we may not be able to attract and retain users and our business, financial condition and results of operations would be materially and adversely affected.

If we fail to retain existing or attract new advertising customers to advertise within our mobile and online video content or on our e-commerce platform, maintain and increase our wallet share of advertising budget, or if we are unable to collect accounts receivable in a timely manner, our business, financial condition and results of operations may be materially and adversely affected.

We generate a substantial part of our revenues from advertising placed within our mobile and online video content and on our e-commerce platform. With the launch of our e-Mall in 2019, we anticipate that although mobile and online advertising revenue as a percentage of our total revenues is expected to decrease due to the fast growth in revenues generated in our e-Mall, our mobile and online advertising business is still growing and remains one of our largest sources of revenue. However, because our advertising customers are not under long term contracts, we may not be able to retain our advertising customers in the future, attract new advertising customers continuously or be able to retain our advertising customers at all. If our advertising customers find that they can generate better returns elsewhere, or if our competitors provide better online advertising services to suit the advertising customers’ goals, we may lose some or all of our advertising customers. In addition, third parties may develop and use certain technologies to block the display of online advertisements, and should this occur our members will be able to skip the viewing of our advertising customers’ advertisements, which may in turn cause us to lose advertising customers. If our advertising customers determine that their expenditures on internet video streaming platforms or our video content does not generate expected returns, they may allocate a portion or all of their advertising budgets to other advertising channels such as television, newspapers and magazines or other internet channels such as e-commerce and social media platforms, and reduce or discontinue business with us. Since most of our advertising customers are not bound by long-term contracts, they may easily reduce or discontinue advertising arrangements without incurring material liabilities. Failure to retain existing advertising customers or attract new advertising customers to advertise within the video content produced by us or on our e-commerce platform may materially and adversely affect our business, financial conditions and results of operations.

Our brand advertising customers typically enter into advertising agreements through various third-party advertising agencies. In China’s advertising industry, advertising agencies typically have good relationships and maintain longer periods of cooperation with the brand advertising customers they represent. In addition to entering into advertising contracts directly with advertising customers, we also enter into advertising contracts with third-party advertising agencies, which represent advertising customers, even if we have direct contact with such advertisers. As a result, we rely on third-party advertising agencies for sales to, and collection of payment from, our brand advertisers. The financial soundness of our advertising customers and advertising agencies may affect our collection of accounts receivable. We make a credit assessment of our advertising customers and advertising agencies to evaluate the collectability of the advertising service fees before entering into an advertising contract. However, we may not be able to accurately assess the creditworthiness of each advertising customer or advertising agency, and any inability of advertising customers or advertising agencies to pay us for our services in a timely manner would negatively our liquidity and cash flows and may materially and adversely affect our business, financial condition and results of operations.

We operate in a highly competitive market and we may not be able to compete effectively.

We face significant competition in China in various sub-markets we operate, primarily from Alibaba (Nasdaq: BABA), Pin Duoduo (Nasdaq:PDD), Douyu (Nasdaq: DOYU), Qu Toutiao (Nasdaq: QTT), Mango Media (SZ.300413), and TVZone Media (SH.603721). We compete for users, usage time, advertising customers, and shoppers. Some of our competitors have a longer operating history and significantly greater financial resources than we do, and, in turn, may be able to attract and retain more users, usage time and advertising customers. our competitors may compete with us in a variety of ways, including by conducting brand promotions and other marketing activities, and making investments in and acquisitions of our business partners. If any of our competitors achieves greater market acceptance than we do or are able to offer more attractive internet video content, our user traffic and our market share may decrease, which may result in a loss of advertising customers, shoppers, and users, as well as have a material and adverse effect on our business, financial condition and results of operations. We also face competition for users and user time from major television stations, which are increasing their internet video offerings. We also face competition from users and user time from other internet media and entertainment services, such as internet and social media platforms that offer content in emerging and innovative media formats.

The success of our business depends on our ability to maintain and enhance our brand.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. Our well-recognized brand is critical to increasing our user base and, in turn, expanding our shoppers for our e-commerce platform and attractiveness to advertising customers and content providers. Since the internet video industry is highly competitive, maintaining and enhancing our brand depends largely on our ability to become and remain a market leader in China, which may be difficult and expensive to accomplish. To the extent our original content is perceived as low quality or otherwise not appealing to users, our ability to maintain and enhance our brand may be adversely impacted which in turn may result in a loss of users for our mobile and online video and e-commerce platform.

Increases in professionally-produced content, or PPC, by others may have a material and adverse effect on our business, financial condition and results of operations.

We depend on the quality of our PPC for the success of our business model. The amount of PPC, especially TV series and movies, have recently increased significantly in China and may continue to increase in the future. Due to relatively robust online advertising budgets, internet video streaming platforms are generating more revenues and are competing aggressively to produce and license more PPC in general. As the demand for quality PPC grows, the number of PPC producers will likely grow resulting in an increase in competition for our users and usage time, which in turn may result in a loss of advertising customers, users, and shoppers on our e-commerce platform. Any significant loss in advertising customers, users, or shoppers on our e-commerce platform would have a material and adverse effect on our business, financial condition and results of operations.

The continued and collaborative efforts of our senior management and key employees are crucial to our success, and any loss of senior management or key employees may materially and adversely affect our business, financial condition and results of operations.

Our success depends on the continued and collaborative efforts of our senior management, especially our executive officers, including our founder, Mr. Bing Zhang. If one or more of our executives or other key personnel are unable or unwilling to continue to provide their services, we may not be able to find suitable replacements easily or at all. Competition for management and key personnel is intense and the pool of qualified candidates is limited. We may not be able to retain the services of our executives or key personnel, or attract and retain experienced executives or key personnel in the future. If any of our executive officers or key employees joins a competitor or forms a competing business, we may lose crucial business secrets, technological know-how, advertisers and other valuable resources. Each of our executive officers and key employees has entered into an employment agreement which contains non-compete provisions. However, we cannot assure you that they will abide by the employment agreements or that our efforts to enforce these agreements will be effective enough to protect our interests.

Our limited operating history makes it difficult to evaluate our business and prospects.

We expect to continue to grow our user and customer bases and explore new market opportunities. However, due to our limited operating history since 2016, our historical growth rate may not be indicative of our future performance. We cannot assure you that our growth rate will be the same as in the past. In addition, we may in the future introduce new services or significantly expand our existing services, including those that currently are of relatively small scale or with which we have little or no prior development or operating experience. If these new or enhanced services fail to engage users and customers, our business and operating results may suffer as a result. We cannot assure you that we will be able to recoup our investments in introducing these new services or enhancing existing smaller business lines, and we may experience significant loss and impairment of asset value due to such efforts. Furthermore, as a technology-based entertainment company, we frequently introduce innovative products and services to our users and advertising customers in order to capture new market opportunities. However, we cannot assure you that our products and services will be well received by our users and advertising customers. If our existing or new products and services are not well received by our users and customers, we may suffer damages to our brand image and may not be able to maintain or expand our user and customer base, which in turn may have a material and adverse effect on our business, financial condition and results of operations. You should consider our prospects in light of the risks and uncertainties fast-growing companies with limited operating histories in a fast evolving industry.

We may not be able to manage our growth effectively.

We have experienced rapid growth since we launched our services in 2016. To manage the further expansion of our business and the growth of our operations and personnel, we need to continuously expand and enhance our infrastructure and technology, and improve our operational and financial systems, procedures, compliance and controls. We also need to expand, train and manage our growing employee base. In addition, our management will be required to maintain and expand our relationships with distributors, advertising customers, and other third parties. We cannot assure you that our current infrastructure, systems, procedures and controls will be adequate to support our expanding operations. If we fail to manage our expansion effectively, our business, financial condition, results of operations and prospects may be materially and adversely affected.

If we are unable to offer branded products at attractive prices to meet customer needs and preferences on our e-commerce platform, or if our reputation for selling authentic, high-quality products suffers, we may lose customers and our business, financial condition and results of operations may be materially and adversely affected.

Our future growth on our e-commerce platform partially depends on our ability to continue to attract new customers as well as to increase the spending and repeat purchase rate of existing customers. Constantly changing consumer preferences have historically affected, and will continue to affect, the online retail industry. Consequently, we must stay abreast of emerging lifestyle and consumer preferences and anticipate product trends that will appeal to existing and potential customers.

As we implement our strategy to offer a personalized web-interface focusing on deep curation and targeted offerings desired by our customers, we expect to face additional challenges in the selection of products and services. We are focused on offering only authentic products on our e-commerce platform, as perception by our customers or prospective customers that any of our products are not authentic, or are lacking in quality, could cause our reputation to suffer. This is particularly important for cosmetics products, which we expect to account for an increasing proportion of our revenues. While our representatives generally check the products that are offered for sale on our e-commerce platform to confirm their authenticity and quality, there can be no assurance that our suppliers have provided us with authentic products or that all products that we sell are of the quality expected by consumers. If our customers cannot find desired products within our product portfolio at attractive prices, or if our reputation for selling authentic, high-quality products suffers, our customers may lose interest in our e-Mall and thus may visit our e-commerce platform less frequently or even stop visiting it altogether, which in turn, may materially and adversely affect our business, financial condition and results of operations.

User behavior on mobile devices is rapidly evolving, and if we fail to successfully adapt to these changes, our competitiveness and market position may suffer.

Buyers, sellers and other participants are increasingly using mobile devices in China for a wide range of purposes, including for e-commerce. While a significant and growing portion of participants access our e-commerce platform through mobile devices, this area is developing rapidly and we may not be able to continue to increase the level of mobile access to, or transactions on, our e-commerce platform by users of mobile devices. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. our ability to successfully expand the use of mobile devices to access our e-commerce platform is affected by the following factors:

●	our ability to continue to provide compelling video content on our e-commerce platform and tools in a multiple mobile device environment;

●	our ability to successfully deploy apps on popular mobile operating systems; and

●	the attractiveness of alternative platforms.

If we are unable to attract significant numbers of new mobile buyers and increase levels of mobile engagement, our ability to maintain or grow our business would be materially and adversely affected.

Our business prospects and financial results may be impacted by our relationship with third-party platforms.

In addition to our own e-commerce platform, we also distribute video content through third-party platforms. However, there can be no assurance that our arrangements with those platforms will be extended or renewed after their respective expiration or that we will be able to extend or renew such arrangements on terms and conditions favorable to us. In addition, if any such third-party platforms breach their obligations under any of the agreements entered into with us or refuses to extend or renew such agreements when their term expires, and we cannot find a suitable replacement on a timely basis, or at all, we may suffer significant losses to our user base and revenue streams, or lose the opportunity to expand our business through such platforms. Disputes may arise between us and third-party platforms with which we have used in the past that may adversely affect the relationship with such platforms which in turn may have a material and adverse effect on our business, financial condition and results of operations.

We face risks, such as unforeseen costs and potential liability in connection with content we produce, license and/or distribute through third-party platforms and our e-commerce platform.

As a producer, licensor and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the content that we produce, license, provide and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our platform such as user reviews. We are responsible for the production costs and other expenses of our original content. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our business, financial condition and results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Videos and other content produced by us or displayed on our e-commerce platform may be found objectionable by PRC regulatory authorities and may subject us to penalties and other administrative actions.

We are subject to PRC regulations governing internet access and the distribution of videos and other forms of information over the internet. Under these regulations, internet content providers and internet publishers are prohibited from posting or displaying over the internet any content that, among other things, violates PRC laws and regulations, impairs the national dignity of China or the public interest, or is obscene, superstitious, frightening, gruesome, offensive, fraudulent or defamatory. Furthermore, as an internet video streaming producer, we are not allowed to (i) produce or disseminate programs that distort, parody or vilify classic literary works; (ii) re-edit, re-dub or re-caption the subtitles of classic literary works, radio and television programs, and network-based original audio-video programs, (iii) intercept program segments and splice them into new programs; or (iv) disseminate edited pieces of works that distort the originals. Failure to comply with these requirements may result in monetary penalties, revocation of licenses to provide internet content or other licenses, suspension of the concerned platforms and reputational harm. In addition, these laws and regulations are subject to interpretation by the relevant authorities, and it may not be possible to determine in all cases the types of content that could cause us to be held liable as an internet content provider.

To the extent that PRC regulatory authorities find any content produced by us or displayed on our e-commerce platform objectionable, they may require us to limit or eliminate the dissemination of such content on our platform in the form of take-down orders or otherwise.

We operate in a rapidly evolving industry. If we fail to keep up with the technological developments and users’ changing requirements, our business, financial condition, results of operations and prospects may be materially and adversely affected.

The internet video streaming industry is rapidly evolving and subject to continuous technological changes. our success will depend on our ability to keep up with the changes in technology and user behavior resulting from the technological developments. As we make our services available across a variety of mobile operating systems and devices, we are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. Further, if the number of mobile operating systems and devices increases, which is typically seen in a dynamic and fragmented mobile services market such as China, we will likely incur additional costs and expenses associated with developing tools and software necessary for access to our e-commerce platform by these devices and systems. If we fail to adapt our products and services to such changes in an effective and timely manner, we may suffer from decreased user traffic, which may result in a reduced user base. Furthermore, changes in technologies may require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We may not execute our business strategies successfully due to a variety of reasons such as technical hurdles, misunderstanding or erroneous prediction of market demand or lack of necessary resources. Failure to keep up with technological development may result in our products and services being less attractive, which, in turn, may materially and adversely affect our business, results of operations and prospects.

We may not be able to adequately protect our intellectual property rights, and any failure to protect our intellectual property rights could adversely affect our revenues and competitive position.

We believe that trademarks, trade secrets, copyrights, and other intellectual property we use are critical to our business. We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. Protection of intellectual property rights in China may not be as effective as in the United States or other jurisdictions, and as a result, we may not be able to adequately protect our intellectual property rights, which could adversely affect our revenues and competitive position. In addition, any unauthorized use of our intellectual property by third parties may adversely affect our revenues and our reputation. Further, we may have difficulty addressing the threats to our business associated with piracy of our copyrighted content, particularly our original content. our content and streaming services may be potentially subject to unauthorized consumer copying and illegal digital dissemination without an economic return to us.

Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend intellectual property or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation could result in substantial costs and diversion of resources and management attention.

Our business generates and processes a large amount of data, and the improper use or disclosure of such data could harm our reputation as well as have a material adverse effect on our business and prospects.

Our e-commerce platform generates and processes a large quantity of personal, transaction, demographic and behavioral data. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to data from transactions and other activities on our platform, including:

●	protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior by our employees;

●	addressing concerns related to privacy and sharing, safety, security and other factors; and

●	complying with applicable laws, rules and regulations relating to the collection, use, disclosure or security of personal information, including any requests from regulatory and government authorities relating to such data.

Any systems failure or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

Failure to maintain or improve our technology infrastructure could harm our business and prospects.

Adopting new software and upgrading our online infrastructure requires significant investments of time and resources, including adding new hardware, updating software and recruiting and training new engineering personnel. Maintaining and improving our technology infrastructure require significant levels of investment. Adverse consequences could include unanticipated system disruptions, slower response times, impaired quality of buyers’ and sellers’ experiences and delays in reporting accurate operating and financial information. In addition, much of the software and interfaces we use are internally developed and proprietary technology. If we experience problems with the functionality and effectiveness of our software, or are unable to maintain and constantly improve our technology infrastructure to handle our business needs, our business, financial condition, results of operation and prospects, as well as our reputation, could be materially and adversely affected.

We are subject to payment processing risk.

Our e-commerce customers pay for their services using a variety of different online payment methods. We rely on third parties to process such payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenues, operating expenses and results of operations could be adversely impacted.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure in China.

Other than the production of television shows that are transmitted via satellite television in China, our business depends on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology of China. In addition, the national networks in China are connected to the Internet through state-owned international gateways, which are the only channels through which a domestic user can connect to the Internet outside of China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

Security breaches and attacks against our internal systems and network, and any potential resulting breach or failure to otherwise protect confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.

Although we have employed resources to develop security measures against unauthorized access to our systems and networks, our cybersecurity measures may not successfully detect or prevent all unauthorized attempts to access the data on our network or compromise and disable our systems. Unauthorized access to our network and systems may result in the misappropriation of information or data, deletion or modification of user information, or a denial-of-service or other interruption to our business operations. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against these attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

We rely upon our partners to make our service available through Internet Protocol Television (IPTV).

In the IPTV video streaming market, only a small number of qualified license holders can provide internet audio and visual program services to the TV terminal users via IPTV, set-top boxes and other electronic products. Most of those license holders are radio or TV stations. Private companies that wish to operate such business need to cooperate with those license holders to legally provide relevant services. If we are not successful in maintaining existing or creating new relationships, or if we encounter technological, content licensing, regulatory or other impediments to delivering our streaming content to our members via these devices, our ability to grow our business may be adversely impacted.

Disruption or failure of our IT systems could impair our users’ online entertainment experience and adversely affect our reputation.

Our ability to provide users with a high-quality online entertainment experience on our e-commerce platform depends on the continuous and reliable operation of our IT systems. We cannot assure you that we will be able to procure sufficient bandwidth in a timely manner or on acceptable terms or at all. Failure to do so may significantly impair user experience on our platform and decrease the overall effectiveness of our platform to both users and advertisers.

If we experience frequent or persistent service disruptions, whether caused by failures of our own systems or those of third-party service providers, our users’ experience may be negatively affected, which in turn, may have a material and adverse effect on our reputation. We cannot assure you that we will be successful in minimizing the frequency or duration of service interruptions.

Undetected programming errors could adversely affect our user experience and market acceptance of our video content, which may materially and adversely affect our business, financial condition and results of operations.

Video content produced by us or displayed on our e-commerce platform may contain programming errors that may only become apparent after our release. We generally have been able to resolve such programming errors in a timely manner. However, we cannot assure you that we will be able to detect and resolve all these programming errors effectively. Undetected audio or video programming errors or defects may adversely affect user experience which in turn may have a material and adverse effect on our business, financial condition and results of operation.

Our revenue and net income may be materially and adversely affected by any economic slowdown in China and indirectly by trade disputes between the United States and China that may contribute to uncertainties in economic outlook.

The success of our business depends on consumers spending from e-commerce, advertising fees, production costs and copyright payments from third parties which may be affected by consumer confidence and uncertainties in the outlook for economic growth within China. We derive substantially all of our revenue from China. As a result, our revenue and net income are impacted to a significant extent by economic conditions in China and globally, as well as economic conditions specific to online and mobile commerce and advertising of brands. The PRC government has in recent years implemented a number of measures to control the rate of economic growth, including by raising and lowering of interest rates and adjusting deposit reserve ratios for commercial banks as well as by implementing other measures designed to tighten or loosen credit and liquidity. In the past, these measures have contributed to a slowdown of the PRC economy and although recently the PRC has taken steps to reduce interest rates and adjusting deposit reserve ratios to increase the availability of credit in response to a weakening economy cause, in part, by the continuing trade dispute with the United States, no assurances can be given that the PRC’s efforts will result in more certainty in domestic economic outlook or an increase in consumer confidence. Any continuing or worsening slowdown could significantly reduce domestic commerce in China, including through the Internet generally and within our ecosystem. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to produce video content or provide products and services on our e-commerce platform.

Our business operations could be disrupted if any of our employees are suspected of having Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since we could require our employees to be quarantined and/or our offices to be disinfected. In addition, our business, financial condition or results of operations could be materially and adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Our quarterly operating results may fluctuate, which makes our results of operations difficult to predict and may cause our quarterly results of operations to fall short of expectations.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate depending upon a number of factors, many of which are out of our control. Our operating results tend to be seasonal. As a result, comparing our operating results on a period-to-period basis may not be meaningful. For example, online user numbers tend to be lower during school holidays and certain parts of the school year, and advertising revenues tend to be lower during the Chinese New Year season, which may negatively affects our cash flow for those periods.

We require highly qualified personnel to generate high quality video content and if we are unable to hire or retain qualified personnel, we may not be able to grow effectively and our business, financial condition, and results of operation may be materially and adversely affected.

We currently rely on our in-house team of employees to generate creative ideas for original content and to supervise the original content origination and production process and intends to continue to invest our human and capital resources in such content production. We face fierce competition for qualified personnel in a limited pool of high-quality creative talent. If we are not able to compete effectively for highly qualified personnel or attract and retain top talent at reasonable costs, our original content production capabilities would be materially and adversely impacted. If we are unable to offer popular original content that addresses our user’s tastes and preferences in a cost effective manner, we may suffer a reduction in user traffic and our business, financial condition and results of operations may be materially and adversely affected.

Our future success also depends upon our ability to attract and retain highly qualified management personnel. Expansion of our business and our management will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled management personnel is significant in China. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

Our controlling shareholder will have substantial influence over us.

As of March 20, 2020, Happy Starlight Limited, which is controlled by Mr. Bing Zhang, our chairman, beneficially owns 15,219,963 of our ordinary shares, or 30.38%. As such, Mr. Zhang will have substantial influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors, declaration of dividends and other significant corporate actions. In addition, this concentration of ownership may discourage, delay or prevent a change in control which could deprive you of an opportunity to receive a premium for your ordinary shares as part of a sale of our company.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of ordinary shares in the foreseeable future and currently intends to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be our investors’ sole source of gain for the foreseeable future.

Glory Star Group’s bank accounts are in China and are not insured or protected against loss.

Glory Star Group maintains its cash primarily with major banks in China which is primarily owned by the Chinese government. Glory Star Group’s cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we could lose the cash on deposit with that particular bank or trust company or have our account frozen.

Our failure to protect our intellectual property rights could have a negative impact on our business.

We believe our brand, trade names, trademarks and other intellectual property are critical to our success. The success of our business depends substantially upon our continued ability to use our brand, trade names and trademarks to increase brand awareness and to further develop our brand. The unauthorized reproduction of our trade names or trademarks could diminish the value of our brand and our market acceptance, competitive advantages or goodwill. In addition, our proprietary information, which has not been patented or otherwise registered as our property, is a component of our competitive advantage and our growth strategy.

Monitoring and preventing the unauthorized use of our intellectual property is difficult. The measures we take to protect our brand, trade names, trademarks and other intellectual property rights may not be adequate to prevent their unauthorized use by third parties. In addition, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. To our knowledge, the relevant authorities in China historically have not protected intellectual property rights to the same extent as the United States. If we are unable to adequately protect our brand, trade names, trademarks and other intellectual property rights, we may lose these rights and our business may suffer materially. Further, unauthorized use of our brands, trade names or trademarks could cause brand confusion among advertisers and harm our reputation as a provider of high quality and comprehensive advertising services. If our brand recognition decreases, we may lose advertisers and fail in our expansion strategies, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

We may be named as a defendant in litigation, or may be joined as a defendant in litigation brought against our customers by third parties, our customers’ competitors, governmental or regulatory authorities or consumers, which could result in judgments against us and materially disrupt our business. These actions could involve claims alleging, among other things, that:

●	advertising claims made with respect to our customers’ products or services are false, deceptive or misleading;

●	our customers’ products are defective or injurious and may be harmful to others; or

●	marketing, communicating or advertising materials created for our customers infringe on the proprietary rights of third parties.

The damages, costs, expenses and attorneys’ fees arising from any of these claims could have a material and adverse affect on our business, financial condition, results of operations, and prospects to the extent that we are not adequately indemnified by our customers. In any case, our reputation may be negatively affected by these allegations.

We rely on computer software and hardware systems in our operations, the failure of which could adversely affect our business, financial condition, and results of operations.

We are dependent upon our computer software and hardware systems in designing our advertisements and keeping important operational and market information. In addition, we rely on our computer hardware for the storage, delivery and transmission of data. Any system failure that causes interruptions to the input, retrieval and transmission of data or increase in service time could disrupt our normal operations. Although we have a disaster recovery plan that is designed to address the failures of our computer software and hardware systems, we may not be able to effectively carry out this disaster recovery plan or restore our operations within a sufficiently short time frame to avoid business disruptions. Any failure in our computer software or hardware systems could decrease our revenues and harm our relationships with advertisers, television channels and other media companies, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We do not maintain business liability or disruption, litigation or property insurance and any business liability or disruption, litigation or property damage we experience may result in substantial costs to us and the diversion of our resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business disruption, business liability or similar business insurance products. We have determined that the risks of disruption or liability from our business, the potential loss or damage to our property, including our facilities, equipment and office furniture, the cost of obtaining insurance coverage for these risks and the difficulties associated with obtaining such insurance on commercially reasonable terms, make it impractical for us to have obtained such insurance on terms and conditions that are commercially reasonable. As a result, we did not purchase any business liability, disruption, litigation or property insurance coverage for our operations in China. Any occurrence of an uninsured loss or damage to our property or litigation or business disruption may result in substantial costs to us and the diversion of our resources, which could have an adverse effect on our operating results.

Risks Related to our Corporate Structure

The PRC government may determine that the VIE Contracts are not in compliance with applicable PRC laws, rules and regulations.

To comply with applicable PRC laws, rules and regulations, we conduct our operations in the PRC through the VIE Contracts, a series of contractual arrangements entered into among (i) WFOE, (ii) Glory Star and certain shareholders of Glory Star, (iii) Xing Cui Can and our shareholders, and (iv) Horgos and our shareholder, which consist of the Business Cooperation Agreement, Exclusive Option Agreement, Proxy Agreement and Power of Attorney, and Share Pledge Agreement. As a result of these VIE Contracts, Glory Star manages and operates our value-added telecommunication services and certain other business through the WFOE, Xing Cui Can and Horgos pursuant to the rights it holds under the VIE Contracts. A majority of the economic benefit and almost all of the risks arising from the operations of Xing Cui Can and Horgos are ultimately enjoyed and undertaken by Glory Star under these agreements.

There are risks involved with the operation of our business in reliance on the VIE Contracts, including the risk that the VIE Contracts may be determined by PRC regulators or courts to be unenforceable. Although we believe that we are in compliance with current PRC regulations in the execution and implementation of the VIE Contracts, we cannot assure you the PRC government would agree that the VIE Contracts fully comply with existing PRC policies or with policies that may be adopted in the future. PRC laws and regulations governing the validity of these VIE Contracts are uncertain. If the VIE Contracts were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discounting or restricting the operations of Horgos and Xing Cui Can;

●	imposing conditions or requirements in respect of the VIE Contracts with which Horgos, Xing Cui Can or WFOE may not be able to comply;

●	requiring us to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our business; and

●	revoking the business licenses and/or the licenses or certificates of Horgos, Xing Cui Can or WFOE, and/or voiding the VIE Contracts.

Any of these actions would adversely affect our ability to manage, operate and gain the financial benefits of Horgos and Xing Cui Can, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Horgos and Xing Cui Can under the VIE Contracts may not be as effective as direct ownership.

We conduct our advertising operation, e-commerce and certain other business in the PRC and generates virtually all of our revenues for our business through the VIE Contracts. Our plans for future growth are based substantially on growing the operations of Horgos and Xing Cui Can. However, the VIE Contracts may not be as effective in providing us with control over Horgos and Xing Cui Can as direct ownership. Under the current VIE Contracts, if Horgos, Xing Cui Can or their shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, which it cannot be sure would be effective. Therefore, if we are unable to effectively control Horgos and Xing Cui Can, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Contracts are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Contracts are governed by PRC law and provide for the resolution of disputes through arbitral proceedings. If Horgos, Xing Cui Can or their shareholders fail to perform their obligations under the VIE Contracts, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Horgos or Xing Cui Can to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in the PRC is not as developed as in some other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our liability to enforce the VIE Contracts and protect our interests.

The payment arrangement under the VIE Contracts may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Contracts. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Contracts were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes, which could result in our being subject to higher tax liability, or cause other adverse financial consequences. According to the PRC Tax Administration and Collection Law, (中华人民共和国税收征收管理法), and Implementation Regulations for the Law of the PRC Tax Administration and Collection Law 《中华人民共和国税收征收管理法实施细则(2016修订), in the case of a transfer pricing related adjustment, the statute of limitation is three years normally and 10 years in special instances.

We rely on the approval certificates and business license held by us for our advertising operation, e-commerce and certain other business and any deterioration of the relationship between Horgos and Xing Cui Can could materially and adversely affect our business operations.

We operate our advertising operation, e-commerce and certain other business in the PRC on the basis of the approval certificates, business license and other requisite licenses held by us. There is no assurance that we will be able to renew our licenses or certificates when their terms expire with substantially similar terms as the ones it currently holds.

Further, our relationship with Horgos and Xing Cui Can is governed by the VIE Contracts, which is intended to provide us with effective control over the business operations of Horgos and Xing Cui Can. However, the VIE Contracts may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. If we violate the VIE Contracts, go bankrupt, suffer from difficulties in our business or otherwise become unable to perform our obligations under the VIE Contracts and, as a result, our operations, reputations and business could be severely harmed.

If the WFOE exercises the purchase option it holds over the share capital of Horgos or Xing Cui Can pursuant to the Exclusive Option Agreement, the payment of the purchase price could materially and adversely affect our financial position.

Under the Exclusive Option Agreement, the WFOE has the option to purchase up to 100% of the equity interest in Horgos and Xing Cui Can at a price equivalent to the lowest price then permitted under PRC law, provided that the acquisition will not violate any PRC laws or regulations in effect. As Horgos and Xing Cui Can are already our contractually controlled affiliates, the WFOE’s exercising of the options would not bring immediate benefit to it, and payment of the purchase price could adversely affect our financial position.

Risks Relating to Doing Business in China

We face risks related to the Coronarvirus and health epidemics and other outbreaks, which could significantly disrupt our operations.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020 has caused significant volatility in China and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the China and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

The Company's operations may be affected by the recent and ongoing outbreak of COVID-19 in 2019, which was declared a pandemic by the World Health Organization in March 2020. The ultimate damage caused by the outbreak is uncertain; however, this may have a significant adverse effect on the Company's financial condition, operations and cash flow.

The COVID-19 outbreak has caused delays in the audit of our financial statement, and if it continues to spread, it may impede our ability to file our SEC filings in a timely manner.

Due to the widespread travel restrictions and government imposed quarantines to help control the spread of the Coronavirus resulting in limited access to our staff and financial data, Glory Star was unable to timely complete its year ended December 31, 2019 audit by its independent accountants. If the COVID-19 outbreak continues to spread, it may impede our ability to file our SEC filings in a timely manner.

We are subject to PRC laws or regulations that govern our industry.

We are subject to administrative regulatory authorities and applicable laws in the PRC to operate our business. In order to operate our business we are required to obtain licenses and permits by various governmental agencies. We will not be able to operate some of businesses if it loses our licenses and permits, which will adversely affect our business.

We are subject to risks relating to the nature of China’s advertising industry, including frequent and sudden changes in advertising proposals.

The nature of the advertising business in China is such that sudden changes in advertising proposals and actual advertisements are frequent. In China, television stations, as the advertising publisher, remain responsible for the content of advertisements, and as a result, television stations may reject or recommend changes to the content of advertisements. We strive to minimize problems related to work for clients by encouraging the conclusion of basic written agreements, but we are exposed to the risk of unforeseen incidents or disputes with advertising clients. In addition, similar to other companies in our industry in the PRC where relationships between advertising clients within a particular industry and advertising companies are not typically exclusive, we are currently acting for multiple clients within a single industry in a number of industries. If this practice in China is to change in favor of exclusive relationships and if our efforts to respond to this change are ineffective, our business, results of operations and financial condition could be materially and adversely affected.

China regulates media content extensively and it may be subject to government actions based on the advertising content it design for advertising clients or services it provide to them.

PRC advertising laws and regulations require advertisers, advertising operators and advertising publishers, including our businesses, to ensure that the advertisements shall not contain any false or misleading content and their advertising activities shall be in full compliance with applicable laws, rules and regulations. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke our business license. In addition, such non-compliance can constitute a violation of criminal law and criminal proceedings could be brought against us as a result.

Our business includes assisting advertising clients in designing and producing advertisements, as well as executing their advertising campaigns. We act as agent for our clients in dealing with television channels, or other media on whose platform our clients want to display their advertisements. Under our agreements with television chanels or other media, we are typically responsible for the compliance with applicable laws, rules and regulations with respect to advertising content that it provide to the media. In addition, some of our advertising clients provide completed advertisements for us to display on the television channels. Although these advertisements are subject to internal review and verification, their content may not fully comply with applicable laws, rules and regulations. Further, for advertising content related to special types of products and services, such as pharmaceuticals and medical procedures, pesticides and health products, we are required to confirm that our clients have obtained requisite government approvals. We endeavor to comply with such requirements, including by requesting relevant documents from the advertising clients and employing qualified advertising inspectors who are trained to review advertising content for compliance with applicable PRC laws, rules and regulations. However, we cannot assure you that violations or alleged violations of the content requirements will not occur with respect to our operations. If the relevant PRC governmental agencies determine the content of the advertisements that we represent violated any applicable laws, rules or regulations, we could be subject to penalties, which may harm our reputation and may divert significant amounts of our management’s time and other resources. It may be difficult and expensive to defend against such proceedings. Although our agreements with our clients normally require them to warrant the fairness, accuracy and compliance with relevant laws and regulations of their advertising content and agree to indemnify us for violations of these warranties, these contractual remedies may not cover all of our losses resulting from governmental penalties. Violations or alleged violations of the content requirements could also harm our reputation and impair our ability to conduct and expand our business.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal decisions have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in the PRC. WFOE, our PRC operating subsidiary, is a wholly foreign-owned enterprise and is subject to laws and regulations applicable to foreign investment in the PRC as well as laws and regulations applicable to foreign-invested enterprises. WFOE is a privately owned company and is subject to various PRC laws and regulations that are generally applicable to companies in the PRC. These laws and regulations are still evolving, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protections that it enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we may enjoy in the PRC legal system than in more developed legal systems. These uncertainties may also impede our ability to enforce the contracts that we have entered into. As a result, these uncertainties could materially and adversely affect our business and operations.

Delays in issuing invoices due to China taxing authorities may materially and adversely affect our cash flow.

Companies operating in China may be required to obtain VAT invoices in advance from the Chinese tax authorities in order to collect the dues from our customers according to their contractual arrangement. To accomplish this, companies submit invoices to the Chinese tax authorities and await for the VAT invoices to be issued. Upon receipt, it sends the VAT invoices to the customers for payment. From time to time, the Chinese tax authority may delay issuing the VAT invoices because the amount of the company’s invoices exceeded the quotas previously granted for the VAT invoices for that period of time. Such quotas are set by the Chinese tax authorities based on the amount of invoices issued by the company over a period of time pursuant to the company’s past business operation, which quotas are adjusted periodically. As such, for fast growing companies like ours, our invoices may periodically exceed the current quota granted which results in a delay in obtaining VAT invoices impacting our ability to timely invoice and collect our accounts receivable from our clients. To address this challenge, we have taken an active role in reaching out to the Chinese tax authorities to explain the company’s fast growth which is outpacing the quota needed to timely obtain VAT invoices. In addition, we are working closely with our clients to receive payments before VAT invoices are issued. However, if we are unable to timely increase our quota resulting in delays in issuing VAT invoices or our clients are unable or unwilling to make payments before receipt of VAT invoices, it may suffer delays in collecting our accounts receivable and hence affect our cash flow.

Competition in our industry is growing and could cause us to lose market share and revenues in the future.

We may face growing competition in our industry and we believe that the market is becoming more competitive as this industry matures and begins to consolidate. Some of our competitors have larger and more established borrower bases and substantially greater financial, marketing and other resources than us. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

Our business depends on the continuing efforts of our management. If it loses their services, our business may be severely disrupted.

Our business operations depend on the continuing efforts of our management, particularly the executive officers named in this document. If one or more of our management were unable or unwilling to continue their employment with us, it might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our management may join a competitor or form a competing company. We may not be able to successfully enforce any contractual rights it has with our management team, in particular in China, where all of these individuals reside and where our business is operated through a series of subsidiaries and the VIE Contracts. As a result, our business may be negatively affected due to the loss of one or more members of our management.

Failure to maintain an effective internal control over financial reporting may cause the combined company’s investors to lose confidence in our financial and other reports.

As a public company, the combined company will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that the combined company file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that the combined company include a report of our management on the combined company’s internal control over financial reporting. The combined company is also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. If the combined company cannot effectively maintain our controls and procedures, the combined company could suffer material misstatements in our financial statements and other information it reports which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of the combined company’s common shares.

Our business may be materially adversely impacted by the global financial crisis and economic downturn.

We operate our business in the PRC. Any future global financial crisis and economic downturn may materially adversely impact our business, financial condition, results of operations and prospects in a number of ways, including:

●	we may face severe challenges, loss of customers and other operation risks during the global financial crisis and economic downturn;

●	financing and other sources of liquidity may not be available on reasonable terms or at all.

These risks may be exacerbated in the event of a prolonged economic downturn or financial crisis.

A severe and prolonged global economic recession and the slowdown in the Chinese economy may adversely affect our business, results of operations and financial condition.

The growth of the Chinese economy has slowed down since 2012 compared to the previous decade and the trend may continue. According to the National Bureau of Statistics of China, China’s gross domestic product (GDP) growth was 6.6% in 2018. There is considerable uncertainty over the long-term effects of the monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. In addition, there have also been concerns on the relationship between China and the U.S. following rounds of tariffs imposed by the U.S. and retaliatory tariffs imposed by China and concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any prolonged slowdown in the global or Chinese economy may have a negative impact on our business, results of operations and financial condition, and continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Any adverse changes in political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

The Company is a holding company and all of our operations are entirely conducted in the PRC. China’s economy differs from the economies of most other countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and government control of foreign exchange and the allocation of resources. The PRC government exercises significant control over China’s economic growth by allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any actions and policies adopted by the PRC government could negatively impact the Chinese economy, which could materially adversely affect our business.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. However, the government of the PRC may not continue to pursue these policies, or may significantly alter these policies from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the laws and regulations applicable to foreign investments in China. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

The Second Session of the Thirteen National People’s Congress of the People’s Republic of China voted to adopt the Foreign Investment Law of the People’s Republic of China (“the Foreign Investment Law”) on March 15, 2019, which shall come into effect on January 1, 2020. The current three major foreign investment laws (the Sino-Foreign Equity Joint Venture Law, Sino-Foreign Cooperative Joint Venture Law and Wholly Foreign Owned Enterprise Law) shall be replaced by the Foreign Investment Law on January 1, 2020.

The Foreign Investment Law expressly stipulated that “the State protects foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China pursuant to the present Law;” “foreign investors may, according to the present Law, freely remit into or out of China, in Renminbi or any other foreign currency, their contributions, profits, capital gains, income from asset proposal, intellectual property royalties, lawfully acquired compensation, indemnity or liquidation income and so on within the territory of China;” “Foreign investors shall not invest in any field with investment prohibited by the negative list for foreign investment access. Foreign investors shall meet the investment conditions stipulated under the negative list for any field with investment restricted by the negative list for foreign investment access;” “In formulating normative documents concerning foreign investment, the people’s governments at all levels and their departments concerned shall comply with laws and regulations, and if there are no laws or administrative regulations to serve as the basis, they shall not impair foreign-invested enterprises’ legitimate rights and interests or increase their obligations, set any market access and exit conditions, or intervene the normal production and operation activities of any foreign-invested enterprise.”

It is unclear how the Foreign Investment Law will be implemented in practice by the PRC government authorities. Comparing with the Draft Foreign Investment Law of the People’s Republic of China published in 2015, the Foreign Investment Law does not include the following expression of ‘control or acquire equities of an enterprise within the territory of China through contractual arrangements, including but not limited to contracts and trust agreements.’ Whether the offshore companies controlled by the PRC investors through variable interest entities structure be deemed as foreign investment remains to be seen.

Fluctuations in the foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

The value of the RMB against the U.S. dollar and other currencies may fluctuate. Exchange rates are affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed our policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over three years. From July 2008 until June 2010, however, the RMB traded stably within a narrow range against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the RMB against foreign currencies. On June 20, 2010, the PBOC announced that the PRC government would reform the RMB exchange rate regime and increase the flexibility of the exchange rate. On August 11, 2015, the PBOC led central parity quoting banks to further improve the formation mechanism of the RMB against the US dollar, indicating that the central parity quoting price shall be decided with reference to the closing price on the previous trading day. On December 11, 2015, the China Foreign Exchange Trade System launched the RMB exchange-rate index, which strengthened the reference to a currency basket to better maintain the stability of the RMB exchange rate against the currencies in the basket. As a result, the CNY/USD central parity formation mechanism of “closing rate + exchange-rate movements of a basket of currencies” was developed. In June 2016, the Foreign Exchange Self-Disciplinary Mechanism was established, allowing financial institutions to play a more important role in maintaining orderly operations in the foreign-exchange market and in an environment for fair competition. In February 2017, the Foreign Exchange Self-Disciplinary Mechanism adjusted the reference period for the central parity against the currency basket from 24 hours ahead of submitting the quotes to 15 hours between the closing on the previous trading day and the submission of the quotes, which avoided repeated references to the daily movements of the USD exchange rate in the central parity of the following day. In general, the RMB exchange-rate central parity formation mechanism has been improving, which has effectively improved the rule-based, transparent, and market-oriented nature of RMB exchange-rate policies and has played an active role in stabilizing exchange-rate expectations. The flexibility of the RMB exchange rate against the US dollar was further strengthened, exhibiting larger two-way fluctuations. We cannot predict how this new policy and mechanism will impact the RMB exchange rate.

Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in the RMB. Any significant fluctuations in the exchange rate between the RMB and the U.S. dollar may materially adversely affect our cash flows, revenues, earnings and financial position, and the amount of and any dividends, if any, it may pay on our ordinary shares in U.S. dollars. In addition, any fluctuations in the exchange rate between the RMB and the U.S. dollar could result in foreign currency conversion losses for financial reporting purposes.

It may be difficult to protect interests and exercising rights as a shareholder since we conducts all of our operations in China, and all of our officers and our Chairman reside outside the United States.

The Company was incorporated in the Cayman Islands and it conducts all of our operations in China through Horgos, Xing Cui Can and their subsidiaries, our consolidated VIEs in China. In addition, all of our officers and our chairman reside outside of the United States and substantially all of the assets of those persons are located outside of the United States. As a result of all of the above, shareholders may have more difficulty in protecting their interests through actions against our management, or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the United States.

Future inflation in China may inhibit economic activity and adversely affect our operations.

The Chinese economy has experienced periods of rapid expansion in recent years, which can lead to high rates of inflation or deflation. This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any action on the part of the PRC government that seeks to control credit and/or prices may materially adversely affect our business operations.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of shareholder loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, shall be limited to within the margin between the total investment and registered capital approved by the examination and approval authorities. Within the scope of the aforementioned margin, foreign-invested enterprises may voluntarily contract foreign debts. Where the margin is exceeded, the original examination and approval authorities shall re-conduct appraisal and determination of total investment. Such loan shall be registered with SAFE, or their local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be subject to record-filing via the Comprehensive Management System of MOFCOM. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital increase contributions to our PRC subsidiaries may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

In addition, SAFE promulgated a Notice on Further Improving and Adjusting the Foreign Exchange Administration Policies on Direct Investments on November 19, 2012, or Circular 59 (《国家外汇管理局关于进一步改进和调整直接投资外汇管理政策的通知》(汇发[2012]59号 ) ), which became effective on December 17, 2012, and was further amended on May 4, 2015 and October 10, 2018, respectively, requires the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in the offering documents. Furthermore, SAFE promulgated a Notice on Reforming the Administrative Approach Regarding the Settlement of the Foreign Exchange Capitals of Foreign-invested Enterprises, or Circular 19 (《国家外汇管理局关于改革外商投资企业外汇资本金结汇管理方式的通知》(汇发[2015]19号) ), promulgated on March 30, 2015, and took effect from June 1, 2015, pursuant to which the foreign-invested enterprises shall be allowed to settle their foreign exchange capitals on a discretionary basis, the RMB funds obtained by foreign-invested enterprises from the discretionary settlement of their foreign exchange capitals shall be managed under the accounts for foreign exchange settlement pending payment, and a foreign-invested enterprise shall truthfully use their capital for their own operational purposes within the scope of business and it shall not, unless otherwise prescribed by laws and regulations, use the foregoing funds for investment in securities etc. Besides, SAFE further promulgated a Notice on Reforming and Standardizing the Administrative Provisions on Capital Account Foreign Exchange Settlement, or Circular 16 (《国家外汇管理局关于改革和规范资本项目结汇管理政策的通知》(汇发〔2016〕16号 ) ), on June 9, 2016, according to which a domestic institution shall use foreign exchange earnings under capital account within our business scope and in a truthful manner for proprietary purposes and a bank shall not process foreign exchange settlement or payment formalities for a domestic institution that applies for the payment and settlement of all of their foreign exchange earnings under capital account in one lump-sum or the payment of all RMB funds in their Account for Foreign Exchange Settlement Pending Payment, if the domestic institution is unable to provide relevant materials in proof of transaction authenticity.

Circular 59, Circular 19 and Circular 16 may significantly limit our ability to effectively use the proceeds from future financing activities as the WFOE may not convert the funds received from us in foreign currencies into RMB or may not use the RMB funds obtained from foreign exchange settlement for certain purposes, which may materially adversely affect our liquidity and our ability to fund and expand our business in the PRC.

The disclosures about us in reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

Information about us in SEC filings and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure by us in SEC reports and other filings are not subject to the review by CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review information about us in SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of information about us in SEC reports, other filings or any of our other public pronouncements.

We did not seek approval of the CSRC for the Business Combination which may be required; the failure to obtain this approval, if required, could have a material adverse effect on our business, operating results and reputation.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006, and were amended on June 22, 2009 (《关于外国投资者并购境内企业的规定(2009修订)》). The M&A Rules, among other things, include provisions that purport to require an offshore special purpose vehicle incorporated for the purpose of acquiring PRC domestic companies and controlled by PRC individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on their official website procedures regarding approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of an application and supporting documents with the CSRC.

Based on the advice of our PRC legal advisor at the time, we believe that no specific CSRC approval was required in the context of Business Combination because (i) the CSRC has not issued any definitive rules or interpretations concerning whether the Business Combination is subject to the CSRC approval procedures under the M&A Rules; (ii) WFOE was established by us as a wholly foreign-owned enterprise, and we have not acquired any equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are our beneficial owners after the effective date of the M&A Rules, (iii) no provision in the M&A Rules clearly classifies the contractual arrangements among Horgos and Xing Cui Can, our VIEs and their shareholders as a type of acquisition transaction subject to the M&A Rules, and (iv) the CSRC currently has not issued any definitive rule or interpretation concerning whether the Business Combination falls under the M&A Rules. There can be no assurance that the relevant PRC government agencies, including the CSRC, would reach the same conclusion as our PRC counsel, and hence we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. In that case, the relevant regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

The M&A Rules set forth complex procedures for acquisitions conducted by foreign investors, which could make it more difficult to pursue growth through acquisitions.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses. Complying with the requirements of this regulation to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. Any delay or inability to obtain applicable approvals to complete acquisitions could affect our ability to expand our business or maintain our market share. In addition, in the future, if any of our acquisitions were subject to the M&A Rules and were found not to be in compliance with the requirements of the M&A Rules, relevant PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

PRC regulations relating to offshore investment activities by PRC residents and PRC citizens may increase the administrative burden we face and may subject our PRC resident beneficial owners or employees who are stock option holders to personal liabilities, limit our subsidiary’s abilities to increase our registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiary, or may otherwise expose us to liability under PRC law.

SAFE has promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations may apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that it make in the future. In accordance with the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37 (《国家外汇管理局关于境内居民通过特殊目的公司境外投融资及返程投资外汇管理有关问题的通知》(汇发[2014]37号) ), any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his or her registration with the relevant SAFE branches, with respect to that offshore company, any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division or other material event. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or their local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

There is uncertainty concerning under what circumstances residents of other countries and regions can be classified as a PRC resident. The PRC government authorities may interpret our beneficial owners’ status differently or their status may change in the future. Moreover, we may not be fully informed of the identities of our beneficial owners and we cannot assure you that all of our PRC resident beneficial owners will comply with SAFE regulations. The failure of our beneficial owners who are PRC residents to make any required registrations may subject us to fines and legal sanctions, and prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially adversely affected.

Restrictions on foreign exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of your investment.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Under the relevant foreign exchange regulations in the PRC, conversion of the Renminbi is permitted, without the need for SAFE approval, for “current account” transactions, which includes dividends, trade, and service-related foreign exchange transactions, subject to procedural requirements including presenting relevant documentary evidence of such transactions and conducting such transactions at designated foreign exchange banks within China who have the licenses to carry out foreign exchange business. Conversion of the Renminbi for “capital account” transactions, which includes foreign direct investment, loans and investment in negotiable instruments, is still subject to significant limitations and requires approvals from and registration with SAFE and other PRC regulatory authorities. Under our current structure, our source of funds primarily consists of dividend payments from our subsidiary in the PRC. We cannot assure you that it will be able to meet all of our foreign currency obligations or to remit profits out of China. If future changes in relevant regulations were to place restrictions on the ability of our subsidiaries to remit dividend payments, our liquidity and ability to satisfy our third-party payment obligations and our ability to distribute dividends could be materially adversely affected.

We may rely on dividends and other distributions on equity paid by our wholly-owned subsidiaries to fund any cash and financing requirements it may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

The Company is a holding company, and it may rely on dividends from our wholly-owned subsidiaries and service, license and other fees paid to our wholly-owned subsidiary in China by Horgos Star and Xing Cui Can for our cash requirements, including any debt it may incur. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary, Xing Cui Can and Horgos are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital, and each of our subsidiaries is required to further set aside a portion of our after-tax profits to fund the employee welfare fund at the discretion of our board of directors. These reserves are not distributable as cash dividends. Furthermore, if our PRC subsidiaries, Xing Cui Can and Horgos incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements it currently have in place in a manner that would materially and adversely affect our PRC subsidiaries’ ability to pay dividends and other distributions to us. Any limitation on the ability of our subsidiaries to distribute dividends to us or on the ability of Horgos and Xing Cui Can to make payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

We may be treated as a resident enterprise for PRC tax purposes under the EIT Law, which may subject us to PRC income tax for our global income and withholding for any dividends it pay to our non-PRC shareholders.

Under the Enterprise Income Tax Law (“EIT Law”), enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises,” and will generally be subject to the uniform 25% enterprise income tax rate for their global income. Although the term “de facto management bodies” is defined as “management bodies which have substantial and overall management and control power on the operation, human resources, accounting and assets of the enterprise,” the circumstances under which an enterprise’s “de facto management body” would be considered to be located in China are currently unclear. A circular issued by the State Administration of Taxation (《国家税务总局关于境外注册中资控股企业依据实际管理机构标准认定为居民企业有关问题的通知》) on April 22, 2009, provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with “de facto management bodies” located within China if the following requirements are satisfied: (1) the senior management and core management departments in charge of daily operations function mainly in the PRC; (2) financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (3) major assets, accounting books, company seals, and minutes and files of board and shareholders’ meetings are located or kept in the PRC; and (4) at least half of the enterprise’s directors or senior management with voting rights reside in the PRC. In addition, the State Administration of Taxation recently promulgated the Interim Provisions on Administration of Income Tax of Chinese-Controlled Resident Enterprise Registered Overseas (《境外注册中资控股居民企业所得税管理办法(试行 )》), effective from September 1, 2011, which clarified certain matters concerning the determination of resident status, administrative matters following this determination, and competent tax authorities. These interim provisions also specify that, when an enterprise that is both Chinese-controlled and incorporated outside of mainland China, receives PRC-sourced incomes such as dividends and interests, no PRC withholding tax is applicable if such enterprise has obtained a certificate evidencing our status as a PRC resident enterprise that is registered overseas and controlled by Chinese.

Most members of our management team are based in China and are expected to remain in China. Although our offshore holding companies are not controlled by any PRC company or company group, we cannot assure you that it will not be deemed to be a PRC resident enterprise under the EIT Law and our implementation rules. If we are deemed to be a PRC resident enterprise, we will be subject to PRC enterprise income tax at the rate of 25% on our global income. In that case, however, dividend income that we receive from our PRC subsidiaries may be exempt from PRC enterprise income tax because the EIT Law and our implementation rules generally provide that dividends received by a PRC resident enterprise from our directly invested entity that is also a PRC resident enterprise is exempt from enterprise income tax. Accordingly, if we are deemed to be a PRC resident enterprise and earn income other than dividends from our PRC subsidiaries, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

In addition, the EIT Law and implementation rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to identification of PRC-sourced income. If we are deemed to be a PRC resident enterprise, dividends distributed to our non-PRC entity investors by us, or the gain our non-PRC entity investors may realize from the transfer of our common shares, may be treated as PRC-sourced income and therefore be subject to a 10% PRC withholding tax pursuant to the EIT Law and, as a result, the value of your investment may be materially and adversely affected.

We may have exposure to greater than anticipated tax liabilities.

Under PRC laws and regulations, arrangements and transactions among business entities may be subject to audit or challenge by the PRC tax authorities. The tax laws applicable to our business activities are subject to interpretation. We could face material and adverse tax consequences if the PRC tax authorities determine that some of our business activities are not based on arm’s-length prices and adjust our taxable income accordingly. In addition, the PRC tax authorities may impose late payment fees and other penalties to us for under-paid taxes. Our consolidated net profits in the future may be materially and adversely affected if we are subject to greater than anticipated tax liabilities.

The PRC legal system has inherent uncertainties regarding the interpretation and enforcement of PRC laws and regulations which could limit the legal protections available to investors.

Substantially all of our operations are conducted in the PRC. The PRC legal system is a civil law system based on written statutes, and prior court decisions can only be cited as reference and have almost no precedential value. Since 1979, the PRC government has been developing a comprehensive system of laws, rules and regulations in relation to economic matters, such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because of the limited volume of published cases and their non-binding nature, the interpretation and enforcement of these laws, rules and regulations involve some degree of uncertainty, which may lead to additional restrictions and uncertainty for our business and uncertainty with respect to the outcome of any legal action investors may take against us in the PRC. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. Any changes to such laws and regulations may materially increase our costs and regulatory exposure in complying with them.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, it may have to expend significant resources to investigate and resolve any related issues, which could materially adversely impact our business operations and reputation.

Certain U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has been centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of certain U.S.-listed Chinese companies has sharply decreased in value. Certain companies are now subject to shareholder lawsuit and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this scrutiny, criticism and negative publicity may have on our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, it will have to expend significant resources to investigate such allegations and/or defend. This situation will be costly and time consuming and distract our management from growing our business. Such allegations may materially adversely impact our business operations and reputation.

The risk of discontinuation of our Preferential Tax Treatments.

Currently, we are eligible to be exempted from income tax from 2017 to 2020, and will be eligible for certain tax rebates from local taxing authorities from 2021 to 2025. If such preferential tax is no longer available to us, the income tax rate may increase up to 25%, which could have an adverse effect on financial condition and results of operations.

As a result of the Business Combination, we will face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Circular 7. Pursuant to Circular 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises, may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and is established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, considerations include, inter alia, (i) whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; (ii) whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if income is mainly derived from China; and (iii) whether the offshore enterprise and subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature evidenced by their actual function and risk exposure. According to Circular 7, where the payer fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Circular 7 does not apply to transactions of sales of shares by investors through a public stock exchange where such shares were acquired on a public stock exchange. On October 17, 2017, the SAT issued the Circular on Issues of Tax Withholding regarding Non-PRC Resident Enterprise Income Tax, or Circular 37, which further elaborates the relevant implemental rules regarding the calculation, reporting and payment obligations of the withholding tax by the non-resident enterprises. Nonetheless, there remain uncertainties as to the interpretation and application of Circular 7. Circular 7 may be determined by the tax authorities to be applicable to our offshore transactions or sales of our shares or those of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved.

Accordingly, as a result of the Business Combination, if a holder of our ordinary shares purchases our ordinary shares in the open market and sells them in a private transaction, or purchases our ordinary shares in a private transaction and sells them in the open market, and fails to comply with the SAT Circular 7, the PRC tax authorities may take actions, including requesting us to provide assistance for their investigation or impose a penalty on us, which could have a negative impact on our business operations. In addition, since we may pursue acquisitions as one of our growth strategies, and may conduct acquisitions involving complex corporate structures, the PRC tax authorities might impose taxes on capital gains or request that we submit certain additional documentation for their review in connection with any potential acquisitions, which may incur additional acquisition costs, or delay our acquisition timetable.

The PRC tax authorities have discretion under Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. We may pursue acquisitions in the future that involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of these transactions under Circular 7, our income tax expenses associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

New legislation or changes in the PRC labor laws or regulations may affect our business operations.

Relevant PRC labor laws or regulations could be amended or updated from time to time, and new laws or regulations may be enacted. We may be required to change our business practices in order to comply with the new or revised labor laws and regulations or adapt to policy changes. There can be no assurance that we will be able to change our business practices in a timely or efficient manner pursuant to such new requirements. Any such failure may subject us to administrative fines or penalties or other adverse consequences which could materially and adversely affect our brand name, reputation, business, financial condition and results of operations.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi (RMB) into foreign currencies and, in certain cases, on the remittance of currency out of China. We receive all of our revenues in Renminbi. Under our current corporate structure, we will primarily rely on dividend payments from the WFOE to fund any cash and financing requirements that we may have, or for the possible payment of dividends. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of the WFOE may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the WFOE and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, if any, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at their discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, the value of your investment may be affected.

The trading prices of our ordinary shares are likely to be volatile, which could result in substantial losses to our shareholders and investors.

The trading prices of our ordinary shares are likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of other similarly situated companies that have listed their securities in the U.S. in recent years. The securities of some of these companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial price declines in the trading prices of their securities. The trading performances of these companies’ securities after their offerings may affect the attitudes of investors toward such companies listed in the United States, which consequently may affect the trading performance of our ordinary shares, regardless of our actual operating performance. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, such as the large decline in share prices in the United States and other jurisdictions.

In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new product and service offerings, investments, acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	changes in the performance or market valuation of our company or our competitors;

●	changes in financial estimates by securities analysts;

●	changes in the number of our users and customers;

●	fluctuations in our operating metrics;

●	failures on our part to realize monetization opportunities as expected;

●	additions or departures of our key management and personnel;

●	release of lock-up or other transfer restrictions on our outstanding equity securities or sales of additional equity securities;

●	detrimental negative publicity about us, our competitors or our industry;

●	market conditions or regulatory developments affecting us or our industry; and

●	potential litigations or regulatory investigations.

Any of these factors may result in large and sudden changes in the trading volume and the price at which our ordinary shares will trade. In the past, shareholders of a public company often brought securities class action suits against the listed company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and trading volume could decline.

The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our industry. If research analysts do not establish and maintain adequate research coverage or if the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about our industry, the market price for our ordinary shares might decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our ordinary shares to decline.

While the Public Company Accounting Oversight Board (PCAOB) currently has access to inspect the auditor’s work papers and practices of Glory Star Group, new laws or restrictions imposed by the Chinese government may limit or restrict the PCAOB inspection which would deprive you of the benefit of such inspection.

Our independent registered public accounting firm, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess our compliance with the laws of the U.S. and the relevant professional standards. The PCAOB currently has access to inspect the working paper of our auditors, however, new laws or restrictions may be imposed in China that may place new restrictions on PCAOB access to auditor’s work papers for Chinese companies. If new restrictions by the Chinese government limits or restricts the ability of the PCAOB to conduct inspections of auditors who performs audits in China and/or for Chinese companies, it would make it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements if the PCAOB access to our auditors is limited or restricted.

Risks Relating to our Ordinary Shares

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because the Company is incorporated under Cayman Islands law.

The Company is an exempted company incorporated under the laws of the Cayman Islands. The Company’s corporate affairs are governed by our memorandum and articles of association, the Cayman Islands Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to the Company under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from common law of England and Wales, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of the Company’s shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands have a less developed body of securities laws as compared to the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the courts of the Cayman Islands would:

●	recognize or enforce judgments of courts of the United States obtained against the Company based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought against the Company predicated upon certain civil liability provisions of U.S. securities laws.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States.

Certain judgments obtained against the Company by our shareholders may not be enforceable.

The Company is a Cayman Islands company and all of our assets are located outside of the United States. Substantially all of our current operations are conducted in the PRC. In addition, all of the Company’s directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against the Company or against these individuals in the United States in the event that you believe that your rights have been infringed under the United States federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Some of our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private warrants and certain of our shareholders, officers and directors are entitled to demand that we register the resale of the shares underlying the private warrants and private warrants and any securities such shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us or as Closing Payment Shares and Earnout Shares from the Business Combination at any time after the Closing of the Business Combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities.

Nasdaq could delist our ordinary shares, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq Capital Market, a national securities exchange. We cannot assure you that we will be able to remain in compliance with the Nasdaq listing requirements.

If the Nasdaq Capital Market delists our securities, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,001 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to the transaction prior to sale;

●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

We were a “shell company” and are subject to additional restrictions under Rule 144 on resales of our restricted securities.

The following is a quotation from subparagraph (i)(B)(2) of Rule 144: “Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.” As a “shell company” immediately prior to the Business Combination, we will be subject to additional restrictions under Rule 144 which provides that no sales of our restricted securities could be sold until we have complied with subparagraph (i)(B)(2) of Rule 144.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at F22, Xinhua Technology Building, No. 8 Tuofangying Road, Jiangtai, Chaoyang District, Beijing, People’s Republic of China, which has approximately 1,770 square meters of office space. As of December 31, 2019, we also rent an additional seven facilities primarily used for office space. Total space under lease, including our principal executive office is 2,317 (m2). We pay monthly rent of approximately $40,928 per month. Lease expiration dates range from 2020 to 2025. We believe that our current offices are suitable and adequate to operate our business at this time. We do not own any real property.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against us.

There are no proceedings in which any of our directors, officers, or any beneficial shareholder of more than five percent (5%) of our voting securities is an adverse party or has a material interest adverse to us

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares and warrants are each listed on the Nasdaq Capital Market under the symbols “TKKS,” and “TKKSW,” respectively. On February 19, 2020, our symbols were changed to “GSMG,” and “GSMGW.” Following the closing of the Business Combination, the Company’s units and rights are no longer traded on the Nasdaq Capital Market under the symbols “TKKSU,” and “TKKSR.”

Holders

On March 20, 2020, there were 39 holders of record of our ordinary shares, and two (2) holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2019 and 2018 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our stockholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

For the purpose this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are providing the historical information of TKK for the year ended December 31, 2019 and from February 5, 2018 (inception) through December 31, 2018. The Management’s Discussion and Analysis of Financial Conditions and Results of Operations for Glory Star can be found in our Current Report on Form 8-K/A (Amendment No. 2) concurrently filed with the SEC on March 31, 2020.

Recent Developments

Share Exchange Agreement

On February 14, 2020, TKK consummated the Business Combination contemplated by the Share Exchange Agreement pursuant to which the Company acquired 100% of the equity interests of Glory Star from the Sellers. Upon closing of the Business Combination, the Company acquired all of the issued and outstanding securities of Glory Star in exchange for (i) approximately 41,204,025 of our ordinary shares (“Closing Payment Shares”), or one ordinary share for approximately 0.04854 outstanding shares of Glory Star, of which 2,060,201 of the Closing Payment Shares (the “Escrow Shares”) shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2019 fiscal year, which we believe we have met, and an additional 5,000,000 of our ordinary shares if we meet certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but we meet certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive (the “Alternative Earnout”).

In connection with the Share Exchange Agreement:

-       TKK entered into a Registration Rights Agreement (“Registration Rights Agreement”) with the Sponsor and the Sellers pursuant to which TKK will grant certain registration rights to the Sellers with respect to the registration of the Closing Payment Shares and Earnout Shares.

-       TKK entered into a Lock-Up Agreement (“Lock-Up Agreement”) with certain Sellers that directly or indirectly own in excess of 10% of Glory Star Group equity prior to the Closing pursuant to which each Seller party thereto agreed that such Seller will not, during the period from the Closing and ending on the earlier of (i) with respect to 50% of the Closing Payment Shares (including Escrow Shares) and Earnout Shares (“Restricted Securities”), (x) the six month anniversary of the date of the Closing, (y) the date on which the Closing sale price of our ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period commencing after the Closing, and (z) the date after the Closing on which we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party (a “Subsequent Transaction”), and (ii) with respect to the remaining 50% of the Restricted Securities, (x) the one year anniversary of the date of the Closing and (y) the date after the Closing on which we consummate a Subsequent Transaction, sell, transfer, assign, pledge, hypothecate or otherwise dispose of, directly or indirectly, the Restricted Securities, or publicly disclose the intention to do any of the foregoing. Each Seller further agreed that the Escrow Shares will continue to be subject to such transfer restrictions until they are released from the escrow account. However, each Seller party thereto will be allowed to transfer any of our Restricted Securities (other than the Escrow Shares while they are held in the escrow account) by gift, will or intestate succession or to any affiliate, shareholder, members, party or trust beneficiary, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the applicable Lock-Up Agreement.

-       TKK entered into a Non-Competition and Non-Solicitation Agreement (“Non-Competition Agreement”) with certain Sellers that directly or indirectly own in excess of 30% of Glory Star’s equity prior to the Closing (including Glory Star Group’s chairman) and their principal shareholders (together with the applicable Seller, the “Subject Parties”). Under the Non-Competition Agreements, for a period of three (3) years after the Closing, each Subject Party and our affiliates will not, without our prior written consent, anywhere in the PRC or any other markets directly or indirectly engage in which we are engaged, or are actively contemplating to become engaged, in the Business (as defined below) (or own, manage, finance or control, or become engaged or serve as an officer, director, employee, member, partner, agent, consultant, advisor or representative of, an entity that engages in) of online media and entertainment services (collectively, the “Business”). However, the Subject Parties and their respective affiliates may own passive investments of no more than 3% of any class of outstanding equity interests in a competitor that is publicly traded, so long as the Subject Parties and their affiliates and their respective directors, officers, managers and employees who were involved with the our business, and the immediate family members of the Subject Parties or their respective affiliates, are not involved in the management or control of such competitor. Under the Non-Competition Agreements, during such restricted period, the Subject Parties also will not, without our prior written consent, (i) solicit or hire our employees, consultants or independent contractors as of the Closing (or during the year prior to the Closing) or otherwise interfere with our relationships with such persons, (ii) solicit or divert the our customers as of the Closing (or during the year prior to the Closing) relating to the Business or otherwise interfere with our contractual relationships with such persons, or (iii) interfere with or disrupt any of our vendors, suppliers, distributors, agents or other service providers for a purpose competitive with us as it relates to the Business. The Subject Parties will also agree in each Non-Competition Agreement to not disparage us and to keep confidential and not use our confidential information.

Immediately after the Business Combination, our public shareholders own approximately 5.05% of GS Holdings, TKK’s former directors, officers and initial shareholders, including the Sponsor, and EarlyBirdCapital, Inc. (“EBC”) own approximately 12.16% of GS Holdings, and the Sellers own approximately 82.79% of GS Holdings.

After giving effect to the Business Combination transaction and the issuance of the Closing Payment Shares described above, there are 49,767,866 of our ordinary shares issued and outstanding.

EBC Note

In connection with the Business Combination, on February 14, 2020, we entered into a Business Combination Marketing Agreement Fee Amendment (“Fee Amendment”) with EBC whereby EBC agreed to amend the fees payable under the Business Combination Marketing Agreement, dated August 15, 2018, by and between EBC and TKK (“Original Marketing Agreement”). Under the Original Marketing Agreement, EBC agreed to assist TKK in connection with TKK’s business combination with one or more businesses or entities in exchange for a cash fee equal to 3.5% of the gross proceeds received in the IPO. In addition, TKK agreed to reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it. Under the Fee Amendment, EBC agreed to reduce its fee of $8.75 million due under the Original Agreement and forgo reimbursement of expenses in exchange for a convertible promissory note in the amount of $4.0 million without interest (“EBC Note”). The EBC Note is for a period of one year and is convertible, at EBC’s option, into our ordinary shares at the conversion price equal to the volume-weighted average price of our ordinary shares on Nasdaq or such other securities exchange or securities market on which our ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00 (the “Floor Price”). The EBC Note automatically converts into our ordinary shares on the maturity date.

The EBC Note includes a covenant that we will use our best efforts to register the shares issuable under the EBC Note pursuant to a registration statement with the SEC as soon as practicable, and obtain effectiveness of such registration statement with 180 calendar days from the date of the EBC Note (“Effectiveness Deadline”). In the event such registration statement is not effective by the Effectiveness Deadline, the Floor Price shall automatically decrease to $4.00, and by one dollar ($1.00) for every 30-day period thereafter; provided, however, the Floor Price shall not be less than $1.00.

Amended Sponsor Note

On February 14, 2020, we entered into an amended and restated promissory note with the Sponsor (the “Amended Sponsor Note”) to (i) extend the maturity date from the closing of the Business Combination to a date that is one year from the closing of the Business Combination and (ii) increased the principal amount of the note to $1.4 million, which included $300,000 in advances we received from the Sponsor from November 2019 to January 2020. In addition, under the Amended Sponsor Note, we granted the Sponsor the right to convert the $1.4 million Amended Sponsor Note to our ordinary shares at the conversion price equal to the volume-weighted average price of our ordinary shares on Nasdaq or such other securities exchange or securities market on which our ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00. The Amended Sponsor Note automatically converts into our ordinary shares on the maturity date.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding TKK’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or TKK’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of TKK’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Prior to the Business Combination, TKK was a blank check company incorporated on February 5, 2018 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses.

Results of Operations

TKK has not engaged in any operations or generated any revenues during the year ended December 31, 2019. TKK’s only activities from February 5, 2018 (inception) through December 31, 2019 were organizational activities, those necessary to consummate the initial public offering, described below, identifying a target company for a business combination and the proposed acquisition of Glory Star. TKK does not expect to generate any operating revenues until after the completion of its business combination. TKK generates non-operating income in the form of interest income on marketable securities. TKK incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, TKK had net income of $3.28 million, which consists of interest income on marketable securities held in the Trust Account $5.61 million and an unrealized gain on marketable securities held in our Trust Account $19,313, offset by operating costs of $2.35 million.

For the period from February 5, 2018 (inception) through December 31, 2018, TKK had net income of $1.61 million, which consists of interest income on marketable securities held in the Trust Account $1.95 million, offset by operating costs of $0.28 million and an unrealized loss on marketable securities held in our Trust Account of $61,139.

Liquidity and Capital Resources

On August 20 and 22, 2018, TKK consummated the initial public offering of 22,000,000 Units and the sale of an additional 3,000,000 Units pursuant to the underwriters’ partial exercise of their over-allotment option at a price of $10.00 per Unit, generating aggregate gross proceeds of $250 million. Simultaneously with the closings of the initial public offering and the sale of the additional Units, TKK consummated the sale of an aggregate of 13,000,000 private placement warrants to Symphony Holdings Limited at a price of $0.50 per warrant, generating gross proceeds of $6.5 million.

In connection with the initial public offering and the private placement, TKK placed a total of $250 million in the trust account. TKK incurred $5.74 million in initial public offering related costs, including $5.0 million of underwriting fees and $0.74 million of other costs.

For the year ended December 31, 2019, cash used in operating activities was $1.72 million. Net income of $3.28 million was affected by interest earned on marketable securities held in the trust account of $5.61 million, an unrealized gain on marketable securities held in TKK’s trust account of $19,313 and changes in our operating assets and liabilities, which provided $0.63 million of cash from operating activities.

For the period from February 5, 2018 (inception) through December 31, 2018, cash used in operating activities was $0.37 million. Net income of $1.61 million was affected by interest earned on marketable securities held in the trust account of $1.95 million, an unrealized loss on marketable securities held in our trust account of $61,139 and changes in TKK’s operating assets and liabilities, which used $96,102 of cash from operating activities.

As of December 31, 2019, TKK had cash of $34,527 held outside of the trust account and marketable securities held in the trust account of $256.52 million (including approximately $7.5 million of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by TKK to pay taxes. Through December 31, 2019, TKK did not withdraw any funds from the interest earned on the trust account.

On September 6, 2019, TKK issued the Sponsor an unsecured promissory note in a principal amount of up to $1.1 million (the “Sponsor Note”) for working capital loans made or to be made by the sponsor, pursuant to which $0.35 million of previously provided advances were converted into loans under the Sponsor Note. The Sponsor Note bears no interest and is due on the earlier of (i) the consummation of a Business Combination or (ii) TKK’s liquidation. Up to $1.0 million of the loans under the Sponsor Note may be converted into warrants, each warrant entitles the holders to receive one half of one ordinary share, at $0.50 per warrant. As of December 31, 2019, the total outstanding balance due under the Note was $1.1 million.

In November and December 2019, TKK Capital Holding, an affiliate of the Sponsor, advanced TKK an aggregate of $0.25 million to be used for working capital purposes and for the payment of transaction costs in connection with a Business Combination. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2019, there was $0.25 million of advances outstanding.

On February 14, 2020, TKK entered into the Amended Sponsor Note to extend the maturity date from the closing of the Business Combination to a date that is one year from the closing of the Business Combination and (ii) increased the principal amount of the note to $1.4 million, which included $0.3 million in advances we received from the Sponsor from November 2019 to January 2020. In addition, under the Amended Sponsor Note, TKK granted the Sponsor the right to convert the $1.4 million Amended Sponsor Note to our ordinary shares at the conversion price equal to the volume-weighted average price of our ordinary shares on Nasdaq or such other securities exchange or securities market on which our ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00. The Amended Sponsor Note automatically converts into our ordinary shares on the maturity date.

Off-balance sheet financing arrangements

TKK has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. TKK does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. TKK has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

TKK does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of TKK’s Chief Executive Officer and Chairman a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services provided to the Company. TKK began incurring these fees on August 15, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. TKK has identified the following critical accounting policies:

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Adjusted Net loss per ordinary share

Adjusted net loss per ordinary share is computed by dividing adjusted net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic adjusted net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted adjusted net loss per ordinary share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted adjusted net loss per ordinary share is the same as basic adjusted net loss per ordinary share for the periods presented.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on TKK’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Prior to the Business Combination, Glory Star was a private company with limited accounting personnel and other resources with which to address its internal controls and procedures, the following material weakness were identified as of December 31, 2019: (i)Glory Star did not have a chief financial officer before the Business Combination and (ii) has limited staff with SEC and US GAAP knowledge and experience, and is currently relying on third party consultant with SEC and US GAAP knowledge and experience to assist with its financial statements.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of TKK’s disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that TKK’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. TKK’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of TKK’s financial statements for external reporting purposes in accordance with GAAP. TKK’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that TKK’s receipts and expenditures are being made only in accordance with authorizations of its management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in TKK’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of TKK’s internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that TKK maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table set forth the names and ages as of our current directors, executive officers and significant employees as of the date of this annual report. There are no family relationships among directors and executive officers.

Name	Age	Position
Bing Zhang	52	Director (Chairman) and Chief Executive Officer
Jia Lu	39	Director and Senior Vice President of Glory Star Media (Beijing) Co., Ltd.
Joanne Ng	31	Director
Ming Shu Leung	45	Director
Yong Li	50	Director
Ian Lee	51	Chief Financial Officer
Ran Zhang	39	Vice President (in charge of distribution/channels/publicity/chief editor’s office), and Supervisor of Glory Star Media (Beijing) Co., Ltd.

The address and telephone number of each director and executive officer of the Company is: 22F, Block B, Xinhua Technology Building, No. 8 Tuofangying South Road, Jiuxianqiao, Chaoyang District, Beijing, China (Tel: +86-01-87700500).

Business Experience

Mr. Bing Zhang became our chairman, director and chief executive officer in February 2020. Mr. Zhang is the sole director and chairman of GS Holdings since 2019. Mr. Zhang also serves as a director of Glory Star New Media Group HK Limited, executive director of Glory Star New Media (Beijing) Technology Co., Ltd., and chairman of Horgos Glary Wisdom Marketing Planning Co., Ltd., and Glary Wisdom (Beijing) Marketing Planning Co., Ltd. since 2018, executive director of Xing Cui Can, chairman of Horgos Glory Star Media Co., Ltd., Glory Star Media (Beijing) Co., Ltd., and Horgos Glary Prosperity Culture Co., Ltd. since 2017, and an executive director of Leshare Star (Beijing) Technology Co., Ltd. since 2016. From 2011 to 2019, Mr. Zhang was the Vice President of Fashion Group as well as Chairman of Board of Directors and General Manager of Fashion Starlight (Beijing) Media Co., Ltd. During that time, he helped expand the high-end fashion magazine into a series of fashion TV shows, and helped developed a number of nationally renowned TV programs, films and documentaries including but not limited to “New Youth”, “Moring Light in Xiaoxiang”, “Golden Eagle Star”, “China Entertainment Reports”, “Muse Dress”, “Muse Dress S2”, “On The Way”, “Detective Chinatown”, “The Three-Body Problem”, “The Rise of a Tomboy”, “Yuanzhang Zhu”, “The Censors of Qing Dynasty”, and “Fashion”. Mr. Bing Zhang holds an EMBA Degree of Tsinghua SEM and a Bachelor Degree of Hunan University.

Mr. Jia Lu became our director in February 2020. Mr. Lu is a director and senior vice president of Glory Star Media (Beijing) Co., Ltd., and a director of Horgos Glory Star Media Co., Ltd., Horgos Glary Wisdom Marketing Planning Co., Ltd., Glary Wisdom (Beijing) Marketing Planning Co., Ltd. since 2018, and director of Horgos Glary Prosperity Culture Co., Ltd. since 2017, and senior vice president of Glory Star Media (Beijing) Co., Ltd. Since 2016. From 2011 to 2016, Mr. Lu served as Vice General Manager at Trends Star (Beijing) Cultural Media Co., Ltd. Mr. Lu holds a Bachelor degree of Beijing film academy.

Ms. Joanne Ng became our independent director in February 2020. Prior to serving as our independent director, Ms. Ng served as TKK’s senior director of business development since inception. Since January 2013, Ms. Ng has served as a Director of Investments at Omer Capital, her own single family office based in Hong Kong, where she manages an auxiliary early-stage fund specializing in technology and financial technology, with investments across China, Taiwan, the United Kingdom, and North America. She has also served as advisor to numerous privately-held Chinese technology ventures. From March 2010 to November 2012, Ms. Ng was with the Investment Banking Department of Bank of America Merrill Lynch. She has a wealth of transaction experience in the financial institutions sector, including, most notably, DBS Bank’s $4.9 billion acquisition of Bank Danamon, the largest ever Indonesia FIG M&A at the time; Tokyo Stock Exchange’s $1.1 billion merger with Osaka Securities Exchange; and Bank Mandiri’s $1.3 billion rights offering, awarded by The Asset as “Asia Pacific’s Best Secondary Offering” in 2011. Ms. Ng holds a Bachelor degree in International Business and Global Management from the University of Hong Kong.

Mr. Ming Shu Leung became our independent director in February 2020. Mr. Leung founded internet private equity fund Harmony Capital as the founding partner on January 2018. Mr. Leung has been the company secretary of China ITS (Holdings) Co., Ltd. (中國智能交通系統(控股)有限公司) (a company listed on the Hong Kong Stock Exchange, with stock code: 1900) since January 2008 and the chief financial officer of this company from January 2008 to January 2018. He has also been an independent non-executive director of Comtec Solar Systems Group Limited (卡姆丹克太陽能系統集團有限 公司) (a company listed on the Hong Kong Stock Exchange, with stock code: 712) since June 2008, an independent non-executive director of Sun.King Power Electronics Group Limited (a company listed on the Hong Kong Stock Exchange, with stock code: 580) since March 2017, and an independent non-executive director of Cabbeen Fashion Limited (卡賓服飾有限公司) (a company listed on the Hong Kong Stock Exchange, with stock code: 2030) since February 2013.Mr. Leung has over 15 years of experience in the areas of corporate finance and accounting. Mr. Leung started his professional career at PricewaterhouseCoopers in Hong Kong as an auditor in 1998, where he was responsible for performing statutory audit work on listed companies in Hong Kong. He then worked at the global corporate finance division of Arthur Andersen & Co. in Hong Kong, which subsequently merged with PricewaterhouseCoopers, until December 2000, where he was responsible for conducting financial advisory services for government bodies and corporate clients. Mr. Leung then spent approximately three years from February 2003 to January 2006 at CDC Corporation, a NASDAQ listed company, as a senior manager in the mergers and acquisitions department, and as the chief financial officer of China.com Inc. (a company listed on the Hong Kong Stock Exchange, where he was responsible for overseeing the entire finance operations, mergers & acquisitions, investors relationship, and other capital market activities of that company. Mr. Leung obtained his bachelor degree in arts with first class honors in accountancy from the City University of Hong Kong in November 1998 and a master degree in accountancy from the Chinese University of Hong Kong in November 2001. He was admitted as a fellow member of the Association of Chartered Certified Accountants in February 2007 and a fellow member of the Hong Kong Institute of Certified Public Accountants in June 2010.

Mr. Yong Li became our independent director in February 2020. Mr. Li is the deputy director of Intelligent Communication Commission of China TV Artists Association (CTAA), Partner of Chengmei Capital and Chairman of Guyuan Culture since June 2019. From 2014 to 2018, Mr. Li served as Chief Inspector/General Manager of Dragon TV Center, Oriental Entertainment Media Group Co., Ltd. From 2011 to 2014, Mr. Li served as the general manager of Shanghai New Media & Entertainment Co. LTD. In addition, Mr. Li was the first to launch “independent producer system” in Shanghai, which has significantly promoted the development of China’s entertainment and media industry. Mr. Li holds a master degree in business from China Europe International Business School in 2006 and a Bachelor of Art in Journalism from Communication University of China in 1991.

Mr. Ian Lee became our chief financial officer in February 2020. Prior to serving as our chief financial officer, Mr. Li served as TKK’s chief financial officer since inception and a TKK’s director since August 15, 2018. Since January 2018, Mr. Lee has been serving as the Chief Financial Officer of TKK Capital. Mr. Lee was Chief Financial Officer and Operating Partner of Evolution Media China from May 2016 to January 2018. From August 2014 to April 2016, Mr. Lee was Chief Financial Officer of TPG’s two RMB funds, Shanghai and Chongqing. From February 2013 to December 2013, Mr. Lee served as Chief Operating Officer of DMG, a Chinese entertainment and communication company. From February 2012 to February 2013, Mr. Lee was a Consultant for 3R Group, an advertising and marketing company in China. From April 2005 to January 2012, Mr. Lee was with Omnicom Media Group, part of Omnicom Group (NYSE: OMC), a global advertising, marketing and corporate communications company, serving as Finance Director, Chief Financial Officer and President & Chief Operating Officer of China. From 1998 to 2004, Mr. Lee was with News Corp/21st Century Fox, where he spent seven years in the Sydney, Beijing, Shanghai and Hong Kong offices in various positions, including Vice President of STAR China, News Corp’s China Operation, and Finance Director of ChinaByte, a joint venture between People’s Daily and News Corp. Mr. Lee holds a Master of Management from University of Technology Sydney, Australia and a Bachelor degree in Genetics from Sichuan University, China.

Ms. Ran Zhang is the director and Supervisor of Glory Star Media (Beijing) Co., Ltd. and a director of Horgos Glory Star Media Co., Ltd. since 2018, and vice president (in charge of distribution/channels/publicity/chief editor’s office) of Glory Star Media (Beijing) Co., Ltd, and supervisor of Xing Cui Can and Leshare Star (Beijing) Technology Co., Ltd. since 2016. From October 2010 to December 2016, she served as Issuance Director at Fashion Starlight (Beijing) Media Co., Ltd. Ms. Ran Zhang holds a Bachelor degree of Jingshi College of Science and Technology, Beijing Normal University.

Corporate Governance

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office for Class A directors, consisting of Ms. Ng will expire at our 2020 annual meeting of shareholders. The term of office of the Class B directors, consisting of Messrs. Jia Lu and Yong Li, will expire at the 2021 annual meeting of shareholders and the term of office of the Class C directors, consisting of Messrs. Bing and Leung, will expire at the 2022 annual meeting of shareholders.

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

Director Independence

Currently, each of Messrs. Ming Shu Leung and Yong Li, and Ms. Joanne Ng would be considered an “independent director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Messrs. Ming Shu Leung and Yong Li, and Ms. Joanne Ng, each of whom is an independent director under NASDAQ’s listing standards. Mr. Leung is the Chairperson of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Ming Shu Leung and Yong Li, and Ms. Joanne Ng each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Ming Shu Leung and Yong Li, and Ms. Joanne Ng, each of whom is an independent director under NASDAQ’s listing standards. Ms. Ng is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Ming Shu Leung and Yong Li, and Ms. Joanne Ng, each of whom is an independent director under NASDAQ’s listing standards. Mr. Li is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Board Leadership Structure and Role in Risk Oversight

No policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board the flexibility to establish the most appropriate structure for the Company at any given time.

The Board is actively involved in overseeing our risk management processes. The Board focuses on our general risk management strategy and ensures that appropriate risk mitigation strategies are implemented by management. Further, operational and strategic presentations by management to the Board include consideration of the challenges and risks of our businesses, and the Board and management actively engage in discussion on these topics. In addition, each of the Board’s committees considers risk within its area of responsibility.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compensation committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter with the SEC and have made it available on our website at http://ir.yaoshixinghui.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. Requests for a copy of the Code of Ethics may be made by writing to the Company at Glory Star New Media Group Holdings Limited, 22F, Block B, Xinhua Technology Building, No. 8 Tuofangying South Road, Jiuxianqiao, Chaoyang District, Beijing, China.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Item 11. Executive Compensation

Compensation Discussion and Analysis

During the fiscal year ended December 31, 2018 and 2019, no compensation were paid to our former executive officers or director who held such positions prior to the Business Combination. Prior to the Business Combination, we will pay TKK Capital Holding, an affiliate of TKK’s Chief Executive Officer and Chairman, an aggregate fee of $15,000 per month for providing us with office space, utilities and secretarial services. Other than the $15,000 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Upon the closing of the Business Combination, all of our officers and directors resigned with the exception of Mr. Ian Lee who remained on as the Company’s Chief Financial Officer, and Ms. Joanne Ng, who was appointed as a director of the Company.

The following table sets forth the information, on an accrual basis, with respect to the compensation of our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Bing Zhang, Chairman and Chief Executive Officer	2019 2018	$ $	84,638 82,682	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	84,638 82,682

Jia Lu, Director and Senior Vice President*	2019 2018	$ $	63,700 61,778	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	63,700 61,778

Ran Zhang, Vice President*	2019 2018	$ $	52,786 59,501	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	52,786 59,501

*	Glory Star Media (Beijing) Co., Ltd.

As required by PRC regulations, we participate in various government statutory social security plans, including a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. Glory Star Group is required under PRC law to contribute to social security plans at specified percentages of the salaries, bonuses and certain allowances of its employees up to a maximum amount specified by the local government from time to time. Other than the above-mentioned statutory contributions mandated by applicable PRC law, Glory Star Group has not set aside or accrued any amount to provide pension, retirement or other similar benefits to our executive officers and directors.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

On February 14, 2020, our board of directors approved our 2019 Equity Incentive Plan (“2019 Plan”), which was approved by our shareholders on December 23, 2019. The 2019 Plan allows for the award of stock and options, up to 3,732,590 ordinary shares. No options have been granted under 2019 Plan.

Aggregated Option/Stock Appreciation Right (SAR) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Long-term incentive plans

No long term incentive awards were granted by us in the last fiscal year.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by it.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by it.

Compensation of Non-Executive Directors

Our Non-Executive Directors have not been compensated.

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our chief executive officer, Bing Zhang, effective December 20, 2019. Mr. Zhang is an “at-will” employee.

Glory Star Media (Beijing) Co., Ltd entered into an Employment Agreement with our Director and its Senior Vice President, Jia Lu, effective December 20, 2019. Mr. Lu is an “at-will” employee.

Glory Star Media (Beijing) Co., Ltd entered into an Employment Agreement with our Vice President, Ran Zhang, effective December 20, 2019. Ms. Zhang is an “at-will” employee.

There were no performance based bonuses paid for years ended December 31, 2019 and 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of March 20, 2020:

●	each person known to us to own beneficially more than 5% of our ordinary shares;

●	each of our current executive officers and directors; and

●	each of our directors and executive officers as a group.

As of March 20, 2020, we had a total of 50,098,866 ordinary shares outstanding.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Ownership
Bing Zhang(2)	15,219,963	30.38%
Jia Lu(3)	5,274,116	10.53%
Ran Zhang(4)	1,648,161	3.29%
Joanne Ng	77,000	*
Ming Shu Leung	2,000	*
Yong Li	2,000	*
Ian Lee	35,000	*
Happy Starlight Limited(2)	15,219,963	30.38%
Sing Wang(5)	5,986,541	11.82%
TKK Symphony Sponsor(5)	5,986,541	11.82%
Enjoy Starlight Limited(3)	5,274,116	10.53%
Fashion Starlight Limited(4)	1,648,161	3.29%
Australia Eastern Investment PTY LTD	3,535,305	7.06%
Rich Starlight Limited	2,998,644	5.99%
Wealth Starlight Limited	2,936,158	5.86%
All directors and executive officers as a group (6 individuals)	22,258,240	44.43%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 22nd Floor, Block B, Xinhua Technology Building, No. 8 Tuofangying Road, Chaoyang District, Beijing, China.

(2)	Mr. Bing Zhang is the director and chief executive officer of Glory Star. Mr. Zhang is sole shareholder and director of Happy Starlight Limited, which holds 30.58% of our ordinary shares.

(3)	Mr. Jia Lu is the director and senior vice president of Glory Star Media (Beijing) Co., Ltd. Mr. Lu is the sole shareholder and a director of Enjoy Starlight Limited, which holds 10.60% of our ordinary shares.

(4)	Ms. Ran Zhang is the director and Supervisor of Glory Star Media (Beijing) Co., Ltd., the director of Horgos Glory Star Media Co., Ltd., vice president (in charge of distribution/channels/publicity/chief editor’s office) of Glory Star Media (Beijing) Co., Ltd, and the supervisor of Xing Cui Can and Leshare Star (Beijing) Technology Co., Ltd. Ms. Zhang is the sole shareholder and a director of Fashion Starlight Limited, which holds 3.58% of our ordinary shares.

(5)	Includes 540,541 ordinary shares that are issuable upon conversion of the Amended Sponsor Note assuming the 10 days volume weighted average price of $2.59 as of March 20, 2020. Sing Wang indirectly owns 100% of the equity interest of the Sponsor. He is the sole owner of China Capital Advisors Corporation, which is the sole owner of Texas Kang Kai Capital Partners. Texas Kang Kai Capital Partners owns 100% of the equity interest of TKK Capital Holding, the sole member of the Sponsor. Consequently, Sing Wang may be deemed the beneficial owner of the shares held by the Sponsor and has sole voting and dispositive control over such securities. Mr. Wang disclaims beneficial ownership of any shares other than to the extent he may have an interest therein, directly or indirectly. The business address is c/o Texas Kang Kai Capital Management (Hong Kong) Limited, 2039, 2/F United Center, 95 Queensway, Admiralty, Hong Kong.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions of TKK

In March 2018, TKK issued an aggregate of 5,750,000 ordinary shares to its Sponsor an aggregate purchase price of $25,000. In June 2018, the Sponsor transferred an aggregate of 804,000 founder shares to TKK’s officers, directors and other third parties at cost. On August 15, 2018, TKK effectuated a 1.1-for-1 dividend of its ordinary shares resulting in an aggregate of 6,325,000 founder shares outstanding and held by its initial shareholders. In connection with the dividend, TKK’s officers, directors and other third parties transferred to the Sponsor an aggregate of 80,400 founder shares so that they retain an aggregate of 804,000 founder shares. Prior to the initial investment in TKK of $25,000 by the Sponsor, TKK had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO. On August 22, 2018, the underwriters in the IPO elected to exercise a portion of the over-allotment option for 3,000,000 additional units. As a result of such partial exercise, the Sponsor forfeited 75,000 founder shares. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In August 2018, Symphony purchased an aggregate of 13,000,000 private placement warrants for a purchase price of $0.50 per warrant, or an aggregate purchase price of $6.5 million, in a private placement that occurred simultaneously with the closing of the IPO and the over-allotment. Each private placement warrant entitles the holder to purchase one half of one ordinary share at $11.50 per whole share. The private placement warrants (including the ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In order to meet TKK’s working capital needs following the consummation of its initial public offering, TKK’s initial shareholders, officers and directors and their respective affiliates may, but are not obligated to (except as described herein), loan TKK funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of TKK’s initial business combination, without interest, or, at the lender’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into warrants at a price of $0.50 per warrant (which, for example, would result in the holders being issued warrants to acquire 1,000,000 ordinary shares if $1.0 million of notes were so converted). TKK’s shareholders have approved the issuance of the warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial business combination. In the event that the initial business combination does not close, TKK may use a portion of the working capital held outside the Trust Account, or interest earned on the Trust Account that is available to TKK, to repay such loaned amounts, but no proceeds from the Trust Account other than the interest earned thereon would be used for such repayment. On September 6, 2019, TKK issued to the Sponsor an unsecured promissory note in a principal amount of up to $1.1 million for working capital loans made or to be made by the Sponsor to TKK. The note bears no interest and is repayable in full upon the earlier occurrence of (i) the consummation of TKK’s initial business combination and (ii) the winding up of TKK. Up to $1.0 million of the outstanding obligations under the note may be converted into warrants, each warrant entitling the holder to receive one-half of one ordinary share of TKK, at $0.50 per warrant.

The holders of TKK’s founder shares, as well as the holders of the private placement warrants (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to TKK, will be entitled to registration rights pursuant to an agreement dated August 15, 2018. The holders of a majority of these securities are entitled to make up to two demands that TKK register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private placement warrants or securities issued in payment of working capital loans made to TKK can elect to exercise these registration rights at any time after it consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to TKK’s consummation of a business combination. TKK will bear the expenses incurred in connection with the filing of any such registration statements.

The Sponsor had loaned to TKK an aggregate of $299,784 to be used to pay formation expenses and a portion of the expenses of our initial public offering. The loan was fully repaid in August 2018 following the consummation of the IPO. In addition, an affiliate of the Sponsor, TKK Capital Holding, advanced TKK an aggregate of $140,237 to be used to pay formation expenses and a portion of the expenses of its IPO. The loan was payable without interest on demand. The loan was fully repaid in August 2018 following the consummation of our initial public offering.

In addition, in November and December 2019, TKK Capital Holding advanced TKK an aggregate of $0.25 million to be used for working capital purposes and for the payment of transaction costs in connection with a Business Combination. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2019, there was $0.25 million of advances outstanding.

TKK will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on its behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by TKK; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by TKK unless we consummate an initial business combination. TKK’s audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of its management team, or TKK’s or their respective affiliates, and any reimbursements and payments made to members of the audit committee will be reviewed and approved by the Board of Directors, with any interested director abstaining from such review and approval.

Prior to the IPO, TKK reimbursed its Sponsor for use of its principal executive offices. TKK paid the Sponsor an average of $2,208 per month for this space and have paid an aggregate of $24,290 in rental fees from November 1, 2017 through August 15, 2018. Commencing on August 15, 2018 through the earlier of the consummation of an initial business combination or TKK’s liquidation, TKK Capital Holding, an affiliate of TKK’s Chief Executive Officer and Chairman, makes available to TKK certain general and administrative services, including office space, utilities and secretarial support, as it may require from time to time pursuant to an agreement dated August 15, 2018. This agreement replaced TKK’s prior arrangement of reimbursing the Sponsor for its office lease. TKK has agreed to pay TKK Capital Holding an aggregate of $15,000 per month for these services.

Other than the rent and the $15,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of TKK’s initial shareholders, officers or directors who owned our ordinary shares prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between TKK and any of its officers and directors or their respective affiliates will be on terms believed by TKK to be no less favorable to TKK than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent TKK has any) or the members of TKK’s board who do not have an interest in the transaction, in either case who had access, at TKK’s expense, to TKK’s attorneys or independent legal counsel. TKK will not enter into any such transaction unless its disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to TKK than those that would be available to it with respect to such a transaction from unaffiliated third parties.

Item 14 . Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, and Friedman LLP, or Friedman, by TKK for services rendered during the year ended December 31, 2019 and for the period from February 5, 2018 (date of inception) to December 31, 2018.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit, review of our interim financial statements, and review services in connection with our initial public offering totaled approximately $39,140 and $90,125 for the year ended December 31, 2019 and for the period from February 5, 2018 (date of inception) to December 31, 2018, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings. For the year ended December 31, 2019, the aggregate fees for Friedman related to audit services is $50,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and for the period from February 5, 2018 (date of inception) to December 31, 2018, we did not pay Marcum or Friedman any audit-related fees.

Tax Fees. TKK did not pay Marcum or Friedman for tax return services, planning and tax advice for the year ended December 31, 2019 and for the period from February 5, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay Marcum or Friedman for any other services for the year ended December 31, 2019 and for the period from February 5, 2018 (date of inception) to December 31, 2018.

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

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 21, 2020)
3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 21, 2020).
4.1	Specimen Ordinary Share Certificate*
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, filed with the Commission on August 6, 2018)
4.3	Warrant Agreement, dated August 15, 2018 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Form 8-K, filed with the Commission on August 21, 2018)
10.1	Promissory Note, dated March 31, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1, filed with the Commission on July 30, 2018)
10.2	Offer To Purchase for Cash by TKK Symphony Acquisition Corporation (incorporation by reference to Exhibit 99.1.(a)(1)(D) to Schedule TO, as amended, filed with the Commission on February 19, 2020)

10.3	Registration Rights Agreement, dated August 15, 2018, by and among the Company, Symphony and the holders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on August 21, 2018)
10.4	Share Escrow Agreement, dated August 15, 2018, by and among the Company, the holders party thereto and Continental Stock Transfer & Trust Company, as escrow agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed with the Commission on August 21, 2018)
10.5	Securities Subscription Agreement, dated March 31, 2018, by and between the Registrant and TKK Symphony Sponsor 1 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the Commission on July 30, 2018)
10.6	Warrant Subscription Agreement, dated August 15, 2018, by and between the Company and Giant Fortune International Limited (incorporated by reference to Exhibit 10.4 to Form 8-K, filed with the Commission on August 21, 2018)
10.7	Letter Agreement, dated August 15, 2018, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to Form 8-K, filed with the Commission on August 21, 2018)
10.8	Letter Agreement, dated August 15, 2018, by and between the Company and TKK Capital Holding (incorporated by reference to Exhibit 10.6 to Form 8-K, filed with the Commission on August 21, 2018)
10.9	Letter Agreement, dated August 15, 2018, by and among the Company, Sing Wang, Ian Lee, Ronald Issen, Joanne Ng, James Hemowitz, Stephen Markschied, Zhe Zhang, Huang Po Wan and Tham Kit Wan (incorporated by reference to Exhibit 10.7 to Form 8-K, filed with the Commission on August 21, 2018)
10.10	Share Exchange Agreement, dated as of September 6, 2019 (incorporation by reference to Exhibit 10.1 to Form 8-K filed with Commission on September 12, 2019)
10.11	Registration Rights Agreement dated as of September 6, 2019 (incorporation by reference to Exhibit 10.2 to Form 8-K filed with the Commission on September 12, 2019)
10.12	Form of Lock-Up Agreement dated September 6, 2019 (incorporation by reference to Exhibit 10.3 to Form 8-K filed with the Commission on September 12, 2019)
10.13	Form of Non-Competition Agreement dated September 6, 2019 (incorporation by reference to Exhibit 10.4 to Form 8-K filed with the Commission on September 12, 2019)
10.14	Business Combination Marketing Agreement Fee Amendment, dated February 14, 2020, with EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed with the Commission on February 21, 2020)
10.15	Promissory Note, dated February 14, 2020, with EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.7 to Form 8-K, filed with the Commission on February 21, 2020).
10.16	Amended and Restated Promissory Note, dated February 14, 2020, with TKK Symphony Sponsor 1 (incorporated by reference to Exhibit 10.8 to Form 8-K, filed with the Commission on February 21, 2020)
10.17	Technical Service Contract, dated January 2019, by and between Leshare Star (Beijing) Technology Co., Ltd. and Beijing Xiaomi [Little Bee] Technology Co., Ltd. (incorporated by reference to Exhibit 10.9 to Form 8-K, filed with the Commission on February 21, 2020)
10.18	Annual Framework Contract for Video Production, dated October 31, 2019, by and between Guangxi JD Xinjie E-commerce Co., Ltd. and Leshare Star (Beijing) Technology Co., Ltd. (incorporated by reference to Exhibit 10.10 to Form 8-K, filed with the Commission on February 21, 2020)
10.19	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A, filed with the Commission on August 6, 2018)
10.20	2019 Equity Incentive Plan*
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on March 17, 2020)
Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on March 17, 2020)
10.22	Form of Employment Agreement*
14.1	Code of Ethics*
21.1	Subsidiaries*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.**
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.**
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2020	Glory Star New Media Group Holdings Limited

	By:	/s/ Bing Zhang
	Name:	Bing Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bing Zhang	Chief Executive Officer and Chairman	March 31, 2020
Bing Zhang	(Principal Executive Officer)

/s/ Ian Lee	Chief Financial Officer	March 31, 2020
Ian Lee	(Principal Financial and Accounting Officer)

/s/ Jia Lu	Director	March 31, 2020
Jia Lu

/s/ Joanne Ng	Director	March 31, 2020
Joanne Ng

/s/ Ming Shu Leung	Director	March 31, 2020
Ming Shu Leung

/s/ Yong Li	Director	March 31, 2020
Yong Li

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Glory Star New Media Group Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Glory Star New Media Group Holdings Limited (Formerly “TKK Symphony Acquisition Corporation”) (the “Company”) as of December 31, 2019, and the related statement of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2020

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

/s/ Marcum LLP

Marcum LLP

We served as the Company's auditor from 2018 to 2020.

New York, NY

March 11, 2019

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$34,527	$406,994
Prepaid expenses	47,292	119,892
Total Current Assets	81,819	526,886

Marketable securities held in Trust Account	257,516,070	251,886,105
Total Assets	$257,597,889	$252,412,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$580,410	$23,790
Advances from relate party	250,000	—
Total Current Liabilities	830,410	23,790

Convertible promissory note – related party	1,100,000	—
Total Liabilities	1,930,410	23,790

Commitments

Ordinary shares subject to possible redemption, 24,335,130 and 24,553,676 shares at redemption value of $10.30 and $10.08 per share at December 31, 2019 and 2018, respectively	250,667,478	247,389,192

Shareholders’ Equity
Preferred shares, $0.0001 par value; 2,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,114,870 and 6,896,324 shares issued and outstanding (excluding 24,335,130 and 24,553,676 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	711	690
Additional paid-in capital	111,873	3,390,180
Retained earnings	4,887,417	1,609,139
Total Shareholders’ Equity	5,000,001	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,597,889	$252,412,991

The accompanying notes are an integral part of the financial statements.

 GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 5, 2018 (Inception) Through December 31,
	2019	2018

Operating costs	$2,351,687	$276,966
Loss from operations	(2,351,687)	(276,966)

Other income:
Interest income on marketable securities held in Trust Account	5,610,652	1,947,244
Unrealized gain (loss) on marketable securities held in Trust Account	19,313	(61,139)
Other income, net	5,629,965	1,886,105

Net income	$3,278,278	$1,609,139

Weighted average shares outstanding, basic and diluted (1)	6,952,377	6,592,952

Basic and diluted adjusted net loss per ordinary share (2)	$(0.32)	$(0.04)

(1)	Excludes an aggregate of up to 24,335,130 and 24,553,676 shares subject to possible redemption at December 31, 2019 and 2018, respectively.

(2)	Adjusted net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $5,480,208 and $1,852,344 for the year ended December 31, 2019 and for the period from February 5, 2018 (inception) through December 31, 2018, respectively.

The accompanying notes are an integral part of the financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – February 5, 2018 (inception)	—	$—	$—	$—	$—

Founder Shares issued to Sponsor	6,325,000	633	24,367	—	—

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	244,252,562	—	244,255,062

Sale of 13,000,000 Private Placement Warrants	—	—	6,500,000	—	6,500,000

Forfeiture of Founder Shares	(75,000)	(7)	7	—	—

Issuance of Representative Shares	200,000	20	(20)	—	—

Ordinary shares subject to possible redemption	(24,553,676)	(2,456)	(247,386,736)	—	(247,389,192)

Net income	—	—	—	1,609,139	1,609,139

Balance – December 31, 2018	6,896,324	690	3,390,180	1,609,139	5,000,009

Change in value of ordinary shares subject to possible redemption	218,546	21	(3,278,307)	—	(3,278,286)

Net income	—	—	—	3,278,278	3,278,278

Balance – December 31, 2019	7,114,870	$711	$111,873	$4,887,417	$5,000,001

The accompanying notes are an integral part of the financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	For the Period from February 5, 2018 (Inception) Through December 31, 2018
Cash flows from operating activities:
Net income	$3,278,278	$1,609,139
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(5,610,652)	(1,947,244)
Unrealized (gain) loss on securities held in Trust Account	(19,313)	61,139
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	556,620	23,790
Prepaid expenses	72,600	(119,892)
Net cash used in operating activities	(1,722,467)	(373,068)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	6,500,000
Advances from related party	600,000	140,237
Repayment of advances from related party	—	(140,237)
Proceeds from promissory note – related party	—	299,784
Proceeds from convertible promissory note – related party	750,000	—
Repayment of promissory note – related party	—	(299,784)
Payment of offering costs	—	(744,938)
Net cash provided by financing activities	1,350,000	250,780,062

Net change in cash	(372,467)	406,994
Cash at beginning of year	406,994	—
Cash at end of year	$34,527	$406,994

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$245,739,860
Change in value of ordinary shares subject to possible redemption	$3,278,286	$1,649,332
Conversion of advances from related party to convertible promissory note	$350,000	$—

The accompanying notes are an integral part of the financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Glory Star New Media Group Holdings Limited (“GS Holdings”, or the “Company”) was a blank check company incorporated in the Cayman Islands on February 5, 2018 under the name TKK Symphony Acquisition Corporation. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

On February 14, 2020, the Company consummated the transaction (the “Business Combination”) contemplated by the Share Exchange Agreement dated as of September 6, 2019, as amended ( “Share Exchange Agreement”), by and among the Company, Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”), Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC (“Xing Cui Can”), Horgos Glory Star Media Co,. Ltd., a limited liability company incorporated in the PRC (“Horgos”), each of Glory Star’s shareholders (collectively, the “Sellers”), TKK Symphony Sponsor 1, the Company’s sponsor (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination for the Company’s shareholders other than the Sellers, and Bing Zhang, in the capacity as the representative for the Sellers thereunder, pursuant to which the Company acquired 100% of the equity interests of Glory Star from the Sellers. As a result of the Business Combination, Sellers became the controlling shareholders of the Company. The Business Combination was accounted for as a reverse merger, wherein Glory Star is considered the acquirer for accounting and financial reporting purposes.

Upon closing of the Business Combination (the “Closing”), the Company acquired all of the issued and outstanding securities of Glory Star in exchange for (i) 41,204,025 of the Company’s ordinary shares (“Closing Payment Shares”), or one ordinary share for approximately 0.04854 outstanding shares of Glory Star, of which 2,060,201 of the Closing Payment Shares (the “Escrow Shares”) shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of the Company’s ordinary shares if the Company meet certain financial performance targets for the 2019 fiscal year and an additional 5,000,000 of the Company’s ordinary shares if the Company meet certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but the Company meet certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive (the “Alternative Earnout”).

In connection with the Business Combination, the Company initiated a tender offer to purchase for cash up to 25,000,000 of its ordinary shares at a price of $10.28 per share and a contingent cash payment equal to a pro rata portion of any additional accrued interest remaining in TKK’s Company’s trust account in excess of $10.28 per share, net to the seller in cash, without interest, less any applicable withholding taxes (“Tender Offer”). The Tender Offer expired at 5:00 p.m. New York City time on February 13, 2020. As of the expiration of the Tender Offer, a total of 24,986,159 ordinary shares have been validly tendered and not withdrawn and at the final price of approximately $10.31 per share, net to the seller in cash. Upon the expiration of the Tender Offer and the closing of the Business Combination, the total amount of funds in the Company’s trust account of $257,863,157 were released and distributed as follows: (1) $257,720,393 for the repurchase of 24,986,156 ordinary shares to shareholders who elected tender their ordinary shares, and (2) $142,764 for the payment of fees and expenses related to the Business Combination.

After giving effect to the Business Combination and the issuance of the Closing Payment Shares described above, there are 49,767,866 of the Company’s ordinary shares issued and outstanding.

All activity from inception through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the acquisition of Glory Star (see Note 6).

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

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

On August 22, 2018, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of an additional 3,000,000 Units at $10.00 per Unit and the sale of an additional 1,200,000 Private Placement Warrants at $0.50 per Private Placement Warrants, generating total gross proceeds of $30,600,000. A total of $30,000,000 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $250,000,000.

Transaction costs amounted to $5,744,938, consisting of $5,000,000 of underwriting fees and $744,938 of offering costs. As of December 31, 2019, $34,527 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable Securities Held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Adjusted Net Loss per Ordinary Share

Adjusted net loss per ordinary share is computed by dividing adjusted net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic adjusted net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Public Offering and private placement to purchase 19,000,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 2,500,000 ordinary shares in the calculation of diluted adjusted net loss per ordinary share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted adjusted net loss per ordinary share is the same as basic adjusted net loss per ordinary share for the periods presented.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is calculated as follows:

	Year Ended December 31,	For the Period from February 5, 2018 (Inception) Through December 31,
	2019	2018
Net income	$3,278,278	$1,609,139
Less: Income attributable to ordinary shares subject to possible redemption	(5,480,208)	(1,852,344)
Adjusted net loss	$(2,201,930)	$(243,205)

Weighted average shares outstanding, basic and diluted	6,952,377	6,592,952

Basic and diluted adjusted net loss per ordinary share	$(0.32)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

Advances from Related Party

From April to July 2018, TKK Capital Holding advanced the Company an aggregate of $140,237 to be used for the payment of costs related to the Initial Public Offering. The advance was unsecured, non-interest bearing and due on demand. The advances were repaid in full in August 2018.

In November and December 2019, TKK Capital Holding advanced the Company an aggregate of $250,000 to be used for working capital purposes and for the payment of transaction costs in connection with a Business Combination. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2019, there was $250,000 of advances outstanding.

Related Party Loans

On September 6, 2019, the Company issued the Sponsor an unsecured promissory note in a principal amount of up to $1,100,000 (the “Sponsor Note”) for working capital loans (“Working Capital Loans”) made or to be made by the Sponsor, pursuant to which $350,000 of previously provided advances were converted into loans under the Sponsor Note. The Note bore no interest and was due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Up to $1,000,000 of the loans under the Sponsor Note could be converted into warrants, each warrant entitling the holders to receive one half of one ordinary share, at $0.50 per warrant. In September and October 2019, the Company received an additional $750,000 under the Sponsor Note, bringing the total outstanding balance due under the Sponsor Note as of December 31, 2019 to an aggregate of $1,100,000.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

On February 14, 2020, the Company entered into an amended and restated promissory note with the Sponsor (the “Amended Sponsor Note”) to extend the maturity date from the closing of the Business Combination to a date that is one year from the closing of the Business Combination. In addition, under the Amended Sponsor Note, the Company granted the Sponsor the right to convert the current outstanding balance of $1.4 million under the Amended Sponsor Note to the Company’s ordinary shares at the conversion price equal to the volume-weighted average price of the Company’s ordinary shares on Nasdaq or such other securities exchange or securities market on which the Company’s ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00. The Amended Sponsor Note automatically converts into the Company’s ordinary shares on the maturity date.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of TKK’s Chief Executive Officer and Chairman a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative services, which replaced the Company’s prior arrangement of reimbursing the Sponsor for its office lease. For the year ended December 31, 2019 and for the period from February 5, 2018 (inception) through December 31, 2018, the Company incurred $180,000 and $67,500 in fees for these services, respectively of which $7,500 is included in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2019 and 2018.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor (the “Original Marketing Agreement”) in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company agreed to pay EarlyBirdCapital a cash fee equal to $8,750,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company also agreed to pay EarlyBirdCapital a cash fee equal to 1.0% of the transaction value if EarlyBirdCapital located the target business with which the Company consummated a Business Combination.

In connection with the Business Combination, on February 14, 2020, the Company entered into a Business Combination Marketing Agreement Fee Amendment (the “Fee Amendment”) with EarlyBirdCapital whereby EarlyBirdCapital agreed to amend the Original Marketing Agreement. Under the Fee Amendment, EarlyBirdCapital agreed to reduce its fee of $8.75 million due under the Original Agreement and forgo reimbursement of expenses in exchange for a convertible promissory note in the amount of $4.0 million without interest (“EBC Note”). The EBC Note is for a period of one year and is convertible, at EarlyBirdCapital’s option, into the Company’s ordinary shares at the conversion price equal to the volume-weighted average price of the Company’s ordinary shares on Nasdaq or such other securities exchange or securities market on which the Company’s ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00 (the “Floor Price”). The EBC Note automatically converts into the Company’s ordinary shares on the maturity date.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

The EBC Note includes a covenant that the Company will use best efforts to register the shares issuable under the EBC Note pursuant to a registration statement with the SEC as soon as practicable, and obtain effectiveness of such registration statement with 180 calendar days from the date of the EBC Note (“Effectiveness Deadline”). In the event such registration statement is not effective by the Effectiveness Deadline, the Floor Price shall automatically decrease to $4.00, and by one dollar ($1.00) for every 30-day period thereafter; provided, however, the Floor Price shall not be less than $1.00.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2019 and 2018, there were 7,114,870 and 6,896,324 ordinary shares issued and outstanding, excluding 24,335,130 and 24,553,676 ordinary shares subject to possible redemption, respectively.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time while the Public Warrants are exercisable;

●	upon no less than 30 days’ prior written notice of redemption to each Public Warrant holder;

●	if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED

(FORMERLY KNOWN AS TKK SYMPHONY ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$257,516,070	$251,886,105

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.