Form 10-Q
period 2020-03-31
GLORY STAR NEW MEDIA GROUP HOLDINGS Ltd
filed 2020-05-11
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

+ 86-01-87700500

(Registrant’s telephone number, including area code)

TKK Symphony Acquisition Corporation

c/o Texas Kang Kai Capital Management (Hong Kong) Limited

2039, 2/F United Center,

95 Queensway Admiralty, Hong Kong

(Former name or former address, if changed since last report)

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

As of May 4, 2020, there were 55,898,866 ordinary shares, par value $0.0001, of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars in thousands, except share and per share data)

	December 31, 2019	March 31, 2020
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,919	$9,961
Accounts receivable, net	51,061	55,003
Prepayment and other current assets	2,499	2,554
Total current assets	60,479	67,518
Property and equipment, net	331	269
Intangible assets, net	14,683	14,051
Deferred tax assets	533	596
Unamortized produced content, net	1,657	1,342
Right-of-use assets	2,027	1,907
Total non-current assets	19,231	18,165
TOTAL ASSETS	$79,710	$85,683

Liabilities and Equity
Current liabilities:
Short-term bank loans	$718	$3,672
Accounts payable	4,546	5,095
Advances from customers	610	498
Accrued liabilities and other payables	6,134	5,569
Other taxes payable	1,890	2,148
Operating lease liabilities -current	313	333
Due to related parties	1,525	1,999
Convertible promissory note - related party	-	1,400
Total current liabilities	15,736	20,714
Long-term bank loan	-	1,271
Operating lease liabilities - non-current	1,718	1,488
Total non-current liabilities	1,718	2,759
TOTAL LIABILITIES	$17,454	$23,473

Commitments and contingences

Shareholders’ equity
Preferred shares (par value of $0.0001 per share; 2,000,000 authorized; none issued and outstanding)	$-	$-
Ordinary shares (par value of $0.0001 per share; 200,000,000 shares authorized as of December 31, 2019 and March 31, 2020; 41,204,025 and 50,898,866 shares issued and outstanding as of December 31, 2019 and March 31, 2020, respectively)	$4	$5
Additional paid-in capital	13,375	11,573
Statutory reserve	431	431
Retained earnings	49,547	52,448
Accumulated other comprehensive loss	(1,576)	(2,655)
TOTAL GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED SHAREHOLDERS’ EQUITY	61,781	61,802
Non-controlling interest	475	408
TOTAL EQUITY	62,256	62,210

TOTAL LIABILITIES AND EQUITY	$79,710	$85,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2020
Revenues	$13,753	$9,757

Operating expenses:
Cost of revenues	(8,212)	(4,991)
Selling and marketing	(259)	(379)
General and administrative	(639)	(1,287)
Research and development	(197)	(206)
Total operating expenses	(9,307)	(6,863)

Income from operations	4,446	2,894
Other (expenses) income:
Interest expense, net	(135)	(87)
Other (expenses) income, net	(5)	30
Total other expenses	(140)	(57)

Income before income tax	4,306	2,837
Income tax (expense) benefit	(172)	5
Net income	4,134	2,842
Less: net loss attributable to non-controlling interests	(9)	(59)
Net income attributable to Glory Star New Media Group Holdings Limited’s shareholders	$4,143	$2,901

Other comprehensive income (loss)
Unrealized foreign currency translation gain (loss)	577	(1,087)
Comprehensive income	4,711	1,755
Less: comprehensive loss attributable to non-controlling interests	-	(67)
Comprehensive income attributable to Glory Star New Media Group Holdings Limited’s shareholders	$4,711	$1,822

Earnings per ordinary share
Basic	$0.10	$0.06

Weighted average shares used in calculating earnings per ordinary share
Basic	41,204,025	45,504,828

Earnings per ordinary share
Dilutive	$0.09	$0.06

Weighted average shares used in calculating earnings per ordinary share
Dilutive	46,484,025	50,784,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Preferred shares		Ordinary shares		Additional paid-in	Retain	Statutory	Accumulated other comprehensive	Total shareholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	capital	earnings	reserve	(loss) income	equity	interests	Equity
Balance as of December 31, 2018	-	$-	41,204,025	$4	$574	$23,840	$418	$(608)	$24,228	$401	$24,629
Accretion of mezzanine equity	-	-	-	-	-	(195)	-	-	(195)	-	(195)
Net income	-	-	-	-	-	4,143	-	-	4,143	(9)	4,134
Foreign currency translation adjustment	-	-	-	-	-	-	-	568	568	9	577
Balance as of March 31, 2019	-	$-	41,204,025	$4	$574	$27,788	$418	$(40)	$28,744	$401	$29,145

	Preferred shares		Ordinary shares		Additional paid-in	Retain	Statutory	Accumulated other comprehensive	Total shareholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	capital	earnings	reserve	loss	equity	interests	Equity
Balance as of December 31, 2019	-	$-	41,204,025	$4	$13,375	$49,547	$431	$(1,576)	$61,781	$475	$62,256
Reverse recapitalization	-	-	6,059,511	1	(1,877)	-	-	-	(1,876)	-	(1,876)
Issuance of shares to three independent directors	-	-	6,000	-	1	-	-	-	1	-	1
Issuance of shares for the services rendered	-	-	1,125,000	-	74	-	-	-	74	-	74
Issuance of shares for the conversion of rights	-	-	2,504,330	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	2,901	-	-	2,901	(59)	2,842
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,079)	(1,079)	(8)	(1,087)
Balance as of March 31, 2020	-	$-	$50,898,866	$5	$11,573	$52,448	$431	$(2,655)	$61,802	$408	62,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,134	$2,841

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of allowance) allowance for doubtful accounts	(40)	381
Depreciation and amortization	61	448
Amortization of right-of-use assets	57	87
Deferred income tax expense (benefit)	172	(73)
Share base compensation	-	75
Changes in assets and liabilities
Accounts receivable	(6,341)	(5,253)
Prepayment and other current assets	3,907	(49)
Unamortized produced content	565	291
Accounts payable	1,340	591
Advances from customers	(43)	(104)
Accrued liabilities and other payables	(844)	(469)
Other taxes payable	(54)	295
Operating lease liabilities	(192)	(179)
Net cash provided by (used in) operating activities	2,722	(1,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	-
Prepayments for acquisition of intangible assets	(2,345)	-
Net cash used in investing activities	(2,349)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	4,299
Repayments of bank loans	(1,818)	-
Proceeds from a third party	297	-
Cash acquired from the acquisition of TKK	-	23
Net cash (used in) provided by financing activities	(1,521)	4,322

Effect of exchange rate changes	48	(162)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,100)	3,042
Cash, cash equivalents and restricted cash, at beginning of year	2,437	6,919
Cash, cash equivalents and restricted cash, at end of year	$1,337	$9,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interests paid	$141	$24
Right of use assets obtained in exchange for operating lease obligations	$2,548	$-

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO UNAUDITD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and General

Glory Star New Media Group Holdings Limited (“GS Holdings”, or the “Company”), was a blank check company incorporated in the Cayman Islands on February 5, 2018 under the former name TKK Symphony Acquisition Corporation (“TKK”). GS Holdings was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The registration statements for TKK’s Initial Public Offering (“Initial Public Offering”) were declared effective on August 15, 2018.

Reverse recapitalization

On February 14, 2020, GS Holdings consummated the transaction (the “Business Combination”) contemplated by the Share Exchange Agreement dated as of September 6, 2019, as amended (“Share Exchange Agreement”), by and among the Company, Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”), Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC (“Xing Cui Can”), Horgos Glory Star Media Co,. Ltd. (“Horgos”), a limited liability company incorporated in the PRC, each of Glory Star’s shareholders (collectively, the “Sellers”), TKK Symphony Sponsor 1, the Company’s sponsor (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination for GS Holdings’ shareholders other than the Sellers, and Bing Zhang, in the capacity as the representative for the Sellers thereunder, pursuant to which GS Holdings acquired 100% of the equity interests of Glory Star from the Sellers. As a result of the Business Combination, Sellers became the controlling shareholders of the Company. The Business Combination was accounted for as a reverse merger, wherein Glory Star is considered the acquirer for accounting and financial reporting purposes and the transaction was treated as a recapitalization of Glory Star.

Upon closing of the Business Combination (the “Closing”), the Company acquired all of the issued and outstanding securities of Glory Star in exchange for (i) 41,204,025 of the Company’s ordinary shares (“Closing Payment Shares”), of which 2,060,201 of the Closing Payment Shares shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of the Company’s ordinary shares if the Company meet certain financial performance targets for the 2019 fiscal year and an additional 5,000,000 of the Company’s ordinary shares if the Company meet certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but the Company meet certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive.

After giving effect to the Business Combination and the issuance of the Closing Payment Shares described above, there are 49,767,866 of the Company’s ordinary shares issued and outstanding.

The Business Combination is treated by TKK as a reverse merger under the acquisition method of accounting in accordance with GAAP. For accounting purposes, Glory Star is considered to be acquiring TKK in this transaction. Therefore, the aggregate consideration paid in connection with the business combination will be allocated to TKK’s tangible and intangible assets and liabilities based on their fair market values. The assets and liabilities and results of operations of TKK will be consolidated into the results of operations of Glory Star as of the completion of the Business Combination.

Reorganization of Glory Star Group

On November 30, 2018, Glory Star was incorporated as an exempted company with limited liability under the laws of the Cayman Islands.

On December 18, 2018, Glory Star New Media Group HK Limited (“Glory Star HK”) was established as a wholly-owned subsidiary formed in accordance with laws and regulations of Hong Kong. Glory Star HK is a holding company and holds all the equity interests of Glory Star New Media (Beijing) Technology Co., Ltd.(“WFOE”), which was established in the PRC on March 13, 2019.

Xing Cui Can was incorporated in Beijing on September 7, 2016 under the laws of the People’s Republic of China (“PRC” or “China”). It is a holding company with no business operation.

Horgos was incorporated in Horgos Economic District, Xinjiang province, China on November 1, 2016 under the laws of the People’s Republic of China (“PRC” or “China”). Horgos is a leading provider and operator of premium lifestyle content through mobile internet in China.

Horgos formed some subsidiaries in PRC at the following dates:

●	Glory Star Media (Beijing) Co., Ltd. (“Glory Star Beijing”), a company incorporated on December 9, 2016 in Beijing is wholly owned by Horgos.

●	Leshare Star (Beijing) Technology Co., Ltd. (“Beijing Leshare”), a company incorporated on March 28, 2016 in Beijing is wholly owned by Horgos.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (cont.)

●	Horgos Glary Prosperity Culture Co., Ltd. (“Glary Prosperity”), was incorporated on December 14, 2017 in Horgos Economic District, Xinjiang province and 51% of its shareholding was acquired by Horgos. Horgos Glary Wisdom formed a branch of Horgos Glary Prosperity Culture Co., Ltd. Beijing Branch (“Glary Prosperity Beijing Branchy”) on May 8, 2018.

●	Shenzhen Leshare Investment Co., Ltd. (“Shenzhen Leshare”), a company incorporated on June 27, 2018 in ShenZhen, Guangdong province is wholly owned by Horgos. Shenzhen Leshare is dormant as of December 31, 2018.

●	Horgos Glary Wisdom Marketing Planning Co., Ltd. (“Horgos Glary Wisdom”) was incorporated on June 13, 2018 in Horgos Economic District, Xinjiang province and 51% of its shareholding was acquired by Horgos. Horgos Glary Wisdom formed a subsidiary as Glary Wisdom (Beijing) Marketing Planning Co., Ltd. (“Beijing Glary Wisdom”) on September 10, 2018.

In September 2019, WFOE has entered into a series of contractual arrangements with (i) Xing Cui Can and its shareholders, and (ii) Horgos and its shareholders, which allow Glory Star to exercise effective control over Xing Cui Can and Horgos and receive substantially all the economic benefits of Xing Cui Can and Horgos (the “VIEs”). These contractual agreements include Business Cooperation Agreement, Exclusive Option Agreement, Share Pledge Agreement, Proxy Agreement and Power of Attorney and Master Exclusive Service Agreement (collectively “VIEs Agreements”). Glory Star together with its wholly-owned subsidiary Glory Star HK and WFOE and its VIEs and VIEs’ subsidiaries were effectively controlled by the same shareholders after the reorganization.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes, including allowance for doubtful accounts, allowance for unamortized production content, the useful lives of property and equipment and intangible assets, impairment of long-lived assets, valuation allowance for deferred tax assets and revenue recognition. Actual results could differ from those estimates.

(c) Fair value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Management of the Company is responsible for considering the carrying amount of cash and cash equivalents, accounts receivable, prepayment and other current assets, short-term bank loans, accounts payable, advances from customers, accrued liabilities and other payables and other taxes payable based on the short-term maturity of these instruments to approximate their fair values because of their short-term nature.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(d) Accounts Receivable, net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration (including billed and unbilled amount) when the Company has satisfied its performance obligation. The Company does not have any contract assets since revenue is recognized when control of the promised services is transferred and the payment from customers is not contingent on a future event. The Company maintains allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyses historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to estimate the allowance. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted and the potential for recovery is considered remote.

(e) Unamortized produced content

Produced content includes direct production costs, production overhead and acquisition costs and is stated at the lower of unamortized cost or estimated fair value. Produced content also includes cash expenditures made to enter into arrangements with third parties to co-produce certain of its productions.

The Company uses the individual-film-forecast-computation method and amortizes the produced content based on the ratio of current period actual revenue (numerator) to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator) in accordance with ASC 926. Ultimate revenue estimates for the produced content are periodically reviewed and adjustments, if any, will result in prospective changes to amortization rates. When estimates of total revenues and other events or changes in circumstances indicate that a film or television series has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television series’ fair value. For the three months ended March 31, 2019 and 2020, $3,430 and $3,369 were amortized to the cost of sales, and as of December 31, 2019 and March 31, 2020, no impairment allowance was recorded.

(f) Intangible asset, net

Intangible asset is stated at cost less accumulated amortization and amortized in a method which reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. The balance of intangible asset represents software related to CHEERS App, a mobile application that allows its users to access its online store (e-Mall), video content, live streaming, and online games. The software is acquired externally tailored to the Company’s requirements and is amortized straight-line over 7 years in accordance with the way the Company estimates to generate economic benefits from such software.

(g) Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2019 and 2020.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(h) Revenue Recognition

The Company early adopted the new revenue standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on January 1, 2017. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company mainly offers and generates revenue from the copyright licensing of self-produced content, advertising and customized content production and others. Revenue recognition policies are discussed as follows:

Copyright revenue

The Company self produces or coproduces TV series featuring lifestyle, culture and fashion, and licenses the copyright of the TV series on an episode basis to the customer for broadcast over a period of time. Generally, the Company signs a contract with a customer which requires the Company to deliver a series of episodes that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the delivery of the series of episodes is defined as the only performance obligation in the contract.

For the TV series produced solely by the Company, the Company satisfies its performance obligation over time by measuring the progress toward the delivery of the entire series of episodes which is made available to the licensee for exhibition after the license period has begun. Therefore, the copyright revenue in a contract is recognized over time based on the progress of the number of episodes delivered.

The Company also coproduces TV series with other producers and licenses the copyright to third-party video broadcast platforms for broadcast. For TV series produced by Glory Star Group with co-producers, the Company satisfies its performance obligations over time by the delivery of the entire series of episodes to the customer, and requires the customer to pay consideration based on the number and the unit price of valid subsequent views of the TV series that occur on a broadcast platform. Therefore, the copyright revenue is recognized when the later of the valid subsequent view occurs or the performance obligation relating to the delivery of a number of episodes has been satisfied.

Advertising revenue

The Company generates revenue from sales of various forms of advertising on its TV series and streaming content by way of 1) advertisement displays, or 2) the integration of promotion activities in TV series and content to be broadcast. Advertising contracts are signed to establish the different contract prices for different advertising scenarios, consistent with the advertising period. The Company enters into advertising contracts directly with the advertisers or the third-party advertising agencies that represent advertisers.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(h) Revenue Recognition (cont.)

For the contracts that involve the third-party advertising agencies, the Company is principal as the Company is responsible for fulfilling the promise of providing advertising services and has the discretion in establishing the price for the specified advertisement. Under a framework contract, the Company receives separate purchase orders from advertising agencies before the broadcast. Accordingly, each purchase order is identified as a separate performance obligation, containing a bundle of advertisements that are substantially the same and that have the same pattern of transfer to the customer. Where collectability is reasonably assured, revenue is recognized monthly over the service period of the purchase order.

For contracts signed directly with the advertisers, the Company commits to display a series of advertisements which are substantially the same or similar in content and transfer pattern, and the display of the whole series of advertisements is identified as the single performance obligation under the contract. The Company satisfies its performance obligations over time by measuring the progress toward the display of the whole series of advertisements in a contract, and advertising revenue is recognized over time based on the number of advertisements displayed.

Payment terms and conditions vary by contract types, and terms typically include a requirement for payment within a period from 3 to 6 months. Both direct advertisers and third-party advertising agencies are generally billed at the end of the display period and require the Company to issue VAT invoices in order to make their payments.

However, because the local government tax authority uses a quota system to manage the VAT tax, it normally either delays the VAT invoices issued or does not issue sufficient VAT invoices. As such, the Company is not able to provide sufficient VAT invoices on a timely manner and results in increased account receivables.

Customized content production revenue

The Company produces customized short streaming videos according to its customers’ requirement, and earns fixed fees based on delivery. Revenue is recognized upon the delivery of short streaming videos.

CHEERS E-mall marketplace service revenue

The Company through CHEERS E-mall, an online e-commerce platform, enables third-party merchants to sell their products to consumers in China. The Company charges fees for platform services to merchants for sales transactions completed on the Cheer E-Mall including but not limited to products displaying, promotion and transaction settlement services. The Company does not take control of the products provided by the merchants at any point in the time during the transactions and does not have latitude over pricing of the merchandise. Transaction services fee is determined as the difference between the platform sales price and the settlement price with the merchants. CHEERS E-mall marketplace service revenue is recognized at a point of time when the Company’s performance obligation to provide marketplace services to the merchants are determined to have been completed under each sales transaction upon the consumers confirming the receipts of goods. Payments for services are generally received before deliveries.

The Company provides coupons to consumers at our own discretion as incentives to promote CHEERS E-mall marketplace with validity usually around or less than one week, which can only be used in future purchases of eligible merchandise offered on CHEERS E-mall to reduce purchase price that are not specific to any merchant. Consumers are not customers of the Company, therefore incentives offered to consumers are not considered consideration payable to customers. As the consumers are required to make future purchases of the merchants’ merchandise to redeem these coupons, the Company does not accrue any expense for coupons when granted and recognizes the amounts of redeemed coupons as marketing expenses when future purchases are made.

Other Revenues

Other revenue primarily consists of copyrights trading of purchased and produced TV-series and the sales of products on Taobao platform. For copyright licensing of purchased and produced TV-series, the Company recognize revenue on net basis at a point of time upon the delivery of master tape and authorization of broadcasting right. For sales of product, the company recognize revenue upon the transfer of products according to the fixed price and production amount in sales orders.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(h) Revenue Recognition (cont.)

The following table identifies the disaggregation of our revenue for the three months ended March 31, 2019 and 2020, respectively:

	For the three months ended March 31,
	2019	2020
	(Unaudited)	(Unaudited)
Category of Revenue:
Advertising revenue	$10,402	$7,880
Copyrights revenue	2,725	992
Customized content production revenue	620	288
CHEERS E-mall marketplace service revenue	-	50
Other revenue	6	547
Total	$13,753	$9,757

Timing of Revenue Recognition:
Services transferred over time	$13,747	$9,160
Services transferred at a point in time	-	50
Goods transferred at a point in time	6	547
Total	$13,753	$9,757

The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. The Company does not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

(i) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income/(loss) attributable to ordinary shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, earnout shares and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended March 31, 2019 and 2020.

(j) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which amends Subtopic 326-20 (created by ASU No.2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued ASU No.2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, in May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, and in November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, to provide further clarifications on certain aspects of ASU No. 2016-13 and to extend the nonpublic entity effective date of ASU No. 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022, and the Company is in the process of evaluating the potential effect on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

3. ACCOUNTS RECEIVABLE, NET

As of December 31, 2019 and March 31, 2020, accounts receivable consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Accounts receivable - gross	$53,007	$57,293
Allowance for doubtful accounts	(1,946)	(2,290)
Accounts receivables, net	$51,061	$55,003

The Company reversed $39 of bad debt provision for the three months ended March 31, 2019 and recorded bad debt expense of $383 for the three months ended March 31, 2020, respectively.

4. PREPAYMENT AND OTHER CURRENT ASSETS

As of December 31, 2019 and March 31, 2020, prepayment and other current assets consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Prepaid production fee	$1,912	$2,078
Other prepaid expense	224	176
Staff advance	182	70
Others	181	230
	$2,499	$2,554

5. PROPERTY AND EQUIPMENT, NET

As of December 31, 2019 and March 31, 2020, property and equipment consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Electronic equipment	$720	$708
Office equipment and furniture	63	62
Leasehold improvement	128	126
	911	896
Less: accumulated depreciation	(580)	(627)
	$331	$269

For the three months ended March 31, 2019 and 2020, depreciation expense amounted to $59 and $58 respectively.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

6. INTANGIBLE ASSETS, NET

As of December 31, 2019 and March 31, 2020, intangible assets consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Intangible assets – gross	$15,213	$14,957
Less: accumulated amortization	(530)	(906)
	$14,683	$14,051

The balance of intangible assets mainly represents software related to CHEERS App, primarily consisting e-mall, online game, video media library and data warehouse modules, etc., acquired externally tailored to the Company’s requirements and is amortized straight-line over 7 years in accordance with the way the Company estimates to generate economic benefits from such software.

For the three months ended March 31, 2019 and 2020, amortization expense amounted to $2 and $390, respectively. The following is a schedule, by fiscal years, of amortization amount of intangible asset as of March 31, 2020:

2020 (remaining)	$1,635
2021	2,134
2022	2,134
2023	2,134
Thereafter	6,014
Total	$14,051

7. ACCRUED LIABILITIES AND OTHER PAYABLES

As of December 31, 2019 and March 31, 2020, accrued liabilities and other payables consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Borrowing from former shareholder (1)	$2,155	$2,118
Co-invest online series production fund	472	458
Payroll payables	1,262	1,527
Other payables	2,245	1,466
	$6,134	$5,569

(1)	Borrowing from former shareholder represented the loan from Lead Eastern Investment Co., Ltd, who was the related party of the Company until October 26, 2018.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

8. OTHER TAXES PAYABLE

As of December 31, 2019 and March 31, 2020, other taxes payable consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
VAT payable	$1,839	$2,065
Business tax payable	60	45
Others	(9)	38
	$1,890	$2,148

9. BANK LOANS

Bank loans represent the amounts due to various banks that are due within and over one year. As of December 31, 2019 and March 31, 2020, bank loans consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Short-term bank loans:
Loan from Bank of Beijing (1)	718	706
Loan from China Merchants Bank (2)	-	2,824
Loan from Huaxia Bank (3)	-	142
	718	3,672
Long-term bank loans:
Loan from Huaxia Bank (3)	-	1,271
	-	1,271
	$718	$4,943

(1)	On December 18, 2019, Glory Star Beijing entered into a loan agreement with Bank of Beijing to borrow $718 as working capital for one year, with maturity date of December 18, 2020. The loan bears a fixed interest rate of 5.22% per annum. The loan is guaranteed by Beijing Haidian Sci-tech Enterprises Financing Guarantee Co., Ltd, for whom a counter-guarantee was provided by Horgos and Mr. Zhang Bing, the Chairman of the Company’s board of directors. As of March 31, 2020, the outstanding balance was $706.

(2)	In December 2019, Glory Star Beijing entered into a two-year credit facility agreement of maximum $1,412 with China Merchants Bank. On January 6, 2020, Glory Star Beijing made a withdraw of $1,412), which will be due on January 5, 2021. In March 2020, Glory Star Beijing entered into another two-year credit facility agreement of maximum $1,412 with China Merchants Bank. On March 27, 2020, Glory Star Beijing made a withdraw of $1,412), which will be due on March 26, 2021. Both two loans bear a fixed interest rate of 4.785% per annum. The loans are guaranteed by Beijing Zhongguancun Sci-tech Financing Guarantee Co., Ltd, for whom a counter guarantee was provided by Horgos, Mr. Zhang Bing, the Chairman of the Company’s board of directors, and Mr. Lu Jia, the Vice President of the Company.

(3)	In March, 2020, Glory Star Beijing entered into a two-year credit facility agreement of maximum $1,413 with Huaxia Bank. On March 23, 2020, Glory Star Beijing made a withdrawal of $1,413, $142 of which will be due on March 21, 2021 and the remaining of $1,271 will be due on March 23, 2022. The loan bears a fixed interest rate of 6.09% per annum. The loan is guaranteed by Beijing Haidian Sci-tech Enterprises Financing Guarantee Co., Ltd. Horgos provided counter-guarantee to Beijing Haidian Sci-tech Enterprises Financing Guarantee Co., Ltd with accounts receivable from Beijing iQYI Technology Co., Ltd. pledged as collateral and Mr. Zhang Bing, the Chairman of the Company’s board of directors, provided the second guarantee.

The weighted average interest rate for short-term bank loans was approximately 5.58% and 5.00% for the three months ended March 31, 2019 and 2020, respectively. For the three months ended March 31, 2019 and 2020, interest expense related to bank loans amounted to $151 and $26 respectively.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

10. LEASES

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to five years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating lease was as follows:

	December 31, 2019	March 31, 2020
		(Unaudited)
Right-of-use assets	$2,027	$1,907

Operating lease liabilities - current	$313	$333
Operating lease liabilities - non-current	1,718	1,488
Total operating lease liabilities	$2,031	$1,821

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of March 31, 2020:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	4.83

Weighted average discount rate	5.55%

For the three months ended March 31, 2019 and 2020, the Company incurred total operating lease expenses of $122 and $126, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2020:

2020 (remaining)	$203
2021	446
2022	446
2023	491
2024	491
Total lease payments	2,077
Less: imputed interest	256
Present value of lease liabilities	$1,821

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

11. RELATED PARTY TRANSACTIONS

Amounts due to Related Parties

As of December 31, 2019 and March 31, 2020, amounts due to related parties consisted of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Mr. Zhang Bing(1)	$726	$713
Mr. Lu Jia(2)	799	786
TKK sponsor	-	500
	$1,525	$1,999

(1)	Chairman of the Company’s board of directors and CEO of the Company
(2)	Board member and vice president of the Company.

The balances of $1,525 and $1,499 a s of December 31, 2019 and March 31, 2020, respectively, were borrowed from related parties for the Company’s working capital needs. The balances are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Convertible promissory note – related party

On September 6, 2019, GS Holdings issued the Sponsor an unsecured promissory note in a principal amount of up to $1,100 (the “Sponsor Note”) for working capital loans made or to be made by the Sponsor, pursuant to which $350 of previously provided advances were converted into loans under the Sponsor Note. The Note bore no interest and was due on the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of GS Holdings. Up to $1,000 of the loans under the Sponsor Note could be converted into warrants, each warrant entitling the holders to receive one half of one ordinary share, at $0.50 per warrant. In September and October 2019, GS Holdings received an additional $750 under the Sponsor Note, bringing the total outstanding balance due under the Sponsor Note as of December 31, 2019 to an aggregate of $1,100.

On February 14, 2020, GS Holdings entered into an amended and restated promissory note with the Sponsor (the “Amended Sponsor Note”) to extend the maturity date from the closing of the Business Combination to a date that is one year from the closing of the Business Combination. In addition, under the Amended Sponsor Note, TKK granted the Sponsor the right to convert the current outstanding balance of $1,400 under the Amended Sponsor Note to GS Holdings’ ordinary shares at the conversion price equal to the volume-weighted average price of GS Holdings’ ordinary shares on Nasdaq or such other securities exchange or securities market on which GS Holdings’ ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00. The Amended Sponsor Note automatically converts into GS Holdings’ ordinary shares on the maturity date.

12. INCOME TAXES

Cayman Islands

GS Holdings and Glory Star are incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, GS Holdings and Glory Star are not subject to income or capital gains taxes. In addition, dividend payments are not subject to withholdings tax in the Cayman Islands.

Hong Kong

On March 21, 2018, the Hong Kong Legislative Council passed The Inland Revenue (Amendment) (No. 7) Bill 2017 (the “Bill”) which introduces the two-tiered profits tax rates regime. The Bill was signed into law on March 28, 2018 and was gazette on the following day. Under the two-tiered profits tax rates regime, the first 2 million Hong Kong Dollar (“HKD”) of profits of the qualifying group entity will be taxed at 8.25%, and profits above HKD2 million will be taxed at 16.5%.

PRC

WFOE, Horgos, Glory Star Beijing, Beijing Leshare, Horgos Glory Prosperity, Shenzhen Leshare, Horgos Glary Wisdom, Beijing Glory Wisdom and Xing Cui Can were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. For the three months ended March 31, 2019 and 2020, Beijing Leshare and Beijing Glary Wisdom were recognized as small low-profit enterprise and received a preferential income tax rate of 10%. Horgos, Horgos Glory Prosperity, and Horgos Glary Wisdom are subject to a preferential income tax rate of 0% for a period of about 4 years since their inception until the year of 2021, as they are incorporated in the Horgos Economic District, Xinjiang province.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

12. INCOME TAXES (cont.)

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate are as follows:

	For the three months ended March 31,
	2019	2020
	(Unaudited)	(Unaudited)
Net income before provision for income taxes	$4,306	$2,837
PRC statutory tax rate	25%	25%
Income tax at statutory tax rate	1,077	709

Expenses not deductible for tax purpose	29	218
Changes in valuation allowance	-	1
Effect of preferential tax rates granted to the PRC entities (a)	(934)	(933)
Income tax expense (benefit)	$172	$(5)
Effective income tax rate	3.99%	(0.17)%

(a)	The Company’s subsidiary Horgos and Horgos Glory Prosperity are subject to a favorable tax rate of 0%. For three months ended March 31, 2019 and 2020, the tax saving as the result of the favorable tax rate amounted to $934 and $933, respectively, and per share effect of the favorable tax rate were $0.02 and $0.02.

The current PRC EIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by the PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

As of December 31, 2019 and March 31, 2020, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

The tax effect of temporary difference under ASC 740 “Accounting for Income Taxes” that give rise to deferred tax asset as of December 31, 2019 and March 31, 2020 was as follows:

	December 31, 2019	March 31, 2020
		(Unaudited)
Deferred tax assets:
Allowance for doubtful accounts	$16	$29
Net operating loss carry forwards	517	567
Total deferred tax assets, net	$533	$596

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position as of December 31, 2019 and March 31, 2020.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

13. SHARE-BASED COMPENSATION

On February 14, 2020, the board of directors of the Company approved 2019 Equity Incentive Plan (“2019 Plan”), which allows for the award of stock and options, up to 3,732,590 ordinary shares to its employees, directors and consultants. The per share exercise price for the ordinary shares to be issued pursuant to exercise of an option will be no less than 100% or 110% of the fair market value per ordinary share on the date of grant.

On March 13, 2020, three independent directors of the Company entered into the independent director agreements and restricted stock award agreements (“Award Agreement”) with the Company. Pursuant to the Award Agreement, during the term of service as a director of the Company, each independent director of the Company shall be entitled to a fee of $2 per month ($24 per year) and 2,000 ordinary shares of the Company per year of service.

On March 13, 2020, the Company granted each independent director 2,000 shares pursuant to the Award Agreement under the Company’s 2019 Plan. All of the Shares vests upon the date of grant. The compensation expenses recognized for restricted stock award was $1 for the three months ended March 31, 2020.

14. EQUITY

Preferred Shares

The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and March 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share.

The Company engaged EarlyBirdCapital as an advisor (the “Original Marketing Agreement”) in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company agreed to pay EarlyBirdCapital a cash fee equal to $8,750 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company also agreed to pay EarlyBirdCapital a cash fee equal to 1.0% of the transaction value if EarlyBirdCapital located the target business with which the Company consummated a Business Combination.

In connection with the Business Combination, on February 14, 2020, the Company entered into a Business Combination Marketing Agreement Fee Amendment (the “Fee Amendment”) with EarlyBirdCapital whereby EarlyBirdCapital agreed to amend the Original Marketing Agreement. Under the Fee Amendment, EarlyBirdCapital agreed to reduce its fee of $8.75 million due under the Original Agreement and forgo reimbursement of expenses in exchange for a convertible promissory note in the amount of $4.0 million without interest (“EBC Note”). The EBC Note is for a period of one year and is convertible, at EarlyBirdCapital’s option, into the Company’s ordinary shares at the conversion price equal to the volume-weighted average price of the Company’s ordinary shares on Nasdaq or such other securities exchange or securities market on which the Company’s ordinary shares are then listed or quoted, for the ten trading days prior to such conversion date; provided, however, the conversion price shall not be less than $5.00 (the “Floor Price”). On March 26, the EBC Note was converted into the 800,000 of Company’s ordinary shares.

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

14. EQUITY (cont.)

The Company entered into a contract for marketing promotion services with Shenzhen Quandu Advertising Co. Ltd. (hereinafter referred to as “Quandu Advertising”) to expand the advertising market in South China to strive for more market share. Quandu Advertising is a company dedicated in expansion of advertising business. It has long been committed to the southern regions of China, including Shenzhen, Guangdong, Fujian, Hunan and Hubei provinces, and has very extensive resources and established long-term cooperative relations with consumer, telecommunication and medical enterprises. The service term is valid for 12 months, from March 2020 to March 2021. According to the contract, the Company compensated Quandu Advertising for its services hereunder by issuing 125,000 shares valued at US$2.45 per share on March 13, 2020.

Since listing on NASDAQ, the Company is striving to expand new areas of business growth and seek cooperation and merger and acquisition of assets. For this purpose, the Company and Shenzhen Yijincheng Business Consulting Co., Ltd. (hereinafter referred to as“Yijincheng”) entered into an agreement to assist in acquiring media and content assets and seeking partners. Yijincheng is a company focusing on conducting business consulting and providing merger and acquisition services for listed companies. The service term is valid for 9 months, from March 2020 to December 2020. According to the contract, the Company compensated Yijincheng for its services hereunder by issuing 200,000 shares of the company’s ordinary shares valued at US$2.45 per share on March 13, 2020.

At December 31, 2019 and March 31, 2020, there were 41,204,025 and 50,898,866 ordinary shares issued and outstanding.

Warrants

Pursuant to the Initial Public Offering, TKK sold 25,000,000 Units at a purchase price of $10.00 per Unit, inclusive of 3,000,000 Units sold to the underwriters on August 22, 2018 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one ordinary share, one warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share. Each Public Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination.

Simultaneously with the closing of the Initial Public Offering, Symphony Holdings Limited (“Symphony”) purchased an aggregate of 11,800,000 Private Placement Warrants at $0.50 per Private Placement Warrant for an aggregate purchase price of $5,900. On August 22, 2018, TKK consummated the sale of an additional 1,200,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds of $600. Each Private Placement Warrant is exercisable to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share.

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

The summary of warrant activity is as follows:

	Warrants Outstanding	Exercisable Shares	Weighted Average Exercise Price	Average Remaining Contractual Life

December 31, 2019	37,994,004	37,994,004	$11.5	4.88
Granted/Acquired	5,996	5,996	11.5	4.88
Forfeited	-	-	-	-
Exercised	-	-	-	-
March 31, 2020	38,000,000	38,000,000	$11.5	4.88

GLORY STAR NEW MEDIA GROUP HOLDINGS LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars in thousands, except share and per share data)

14. EQUITY (cont.)

Rights

Each holder of a Public Right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. Upon the closing of the Business Combination, the Company issued 2,504,330 shares in connection with an exchange of Public Rights.

Statutory reserve

Horgos, Beijing Glory Star, Beijing Leshare, Shenzhen Leshare, Horgos Glary Wisdom, Beijing Glary Wisdom, Glary Prosperity, and Xing Cui Can operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends.

Non-controlling interest

As of March 31, 2020, the Company’s non-controlling interest represented 49% equity interest of Horgos Glary Wisdom and 49% equity interest of Glary Prosperity respectively.

15. SUBSEQUENT EVENTS

Following the completion of the 2019 fiscal year, and in accordance with the terms of the Share Exchange Agreement, the Company determined that the 2019 earnout target were met and the Sellers are entitled to the 2019 Earnout Shares. On April 22, 2020, the Company issued an additional 5,000,000 of the Company’s ordinary shares as the 2019 Earnout Shares to the Sellers, or their assigns, if any, pursuant to the terms of the Shares Exchange Agreement.

The Company evaluated the subsequent event through the date of the report available to issue, and conclude that there are no additional reportable subsequent events other than that disclosed in above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The terms “Company,” “we,” “us,” and “our” refer to Glory Star New Media Group Holdings Limited and, except where the context requires otherwise, our wholly-owned subsidiaries and variable interest entities (“VIEs”) Xing Cui Can International Media (Beijing) Co., Ltd. (“Xing Cui Can”) and Horgos Glory Star Media Co., Ltd. (“Horgos”).

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

●	future operating or financial results;

●	future payments of dividends, if any, and the availability of cash for payment of dividends, if any;

●	future acquisitions, business strategy and expected capital spending;

●	assumptions regarding interest rates and inflation;

●	ability to attract and retain senior management and other key employees;

●	ability to manage our growth;

●	fluctuations in general economic and business conditions;

●	financial condition and liquidity, including our ability to obtain additional financing in the future (from warrant exercises or outside services) to fund capital expenditures, acquisitions and other general corporate activities;

●	estimated future capital expenditures needed to preserve our capital base;

●	the ability to meet the Nasdaq continuing listing standards, and the potential delisting of our securities from Nasdaq;

●	potential changes in the legislative and regulatory environments;

●	a lower return on investment;

●	potential volatility in the market price of our securities; an epidemic or pandemic (such as the outbreak and worldwide spread of novel coronavirus (“COVID-19”), and the measures that Chinese governments may impose to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and

●	other events outside of our control.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

Glory Star New Media Group Holdings Limited, formerly known as TKK Symphony Acquisition Corporation (“GS Holdings”) was a blank check company formed on February 5, 2018 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On February 14, 2020, GS Holdings consummated the transaction (the “Business Combination”) contemplated by the Share Exchange Agreement dated as of September 6, 2019, as amended (“Share Exchange Agreement”), by and among the Company, Glory Star New Media Group Limited, a Cayman Islands exempted company (“Glory Star”), Glory Star New Media (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise limited liability company (“WFOE”) incorporated in the People’s Republic of China (“PRC”) and indirectly wholly-owned by Glory Star, Xing Cui Can International Media (Beijing) Co., Ltd., a limited liability company incorporated in the PRC (“Xing Cui Can”), Horgos Glory Star Media Co,. Ltd., a limited liability company incorporated in the PRC (“Horgos”), each of Glory Star’s shareholders (collectively, the “Sellers”), TKK Symphony Sponsor 1, the Company’s sponsor (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination for GS Holdings’ shareholders other than the Sellers, and Bing Zhang, in the capacity as the representative for the Sellers thereunder, pursuant to which GS Holdings acquired 100% of the equity interests of Glory Star from the Sellers. As a result of the Business Combination, Sellers became the controlling shareholders of the Company. The Business Combination was accounted for as a reverse merger, wherein Glory Star is considered the acquirer for accounting and financial reporting purposes and the transaction was treated as a recapitalization of Glory Star.

Upon closing of the Business Combination (the “Closing”), GS Holdings acquired all of the issued and outstanding securities of Glory Star in exchange for (i) 41,204,025 of the Company’s ordinary shares (“Closing Payment Shares”), or one ordinary share for approximately 0.04854 outstanding shares of Glory Star, of which 2,060,201 of the Closing Payment Shares (the “Escrow Shares”) shall be deposited into escrow to secure certain indemnification obligations of the Sellers, plus (ii) earnout payments consisting of up to an additional 5,000,000 of the Company’s ordinary shares if GS Holdings meet certain financial performance targets for the 2019 fiscal year and an additional 5,000,000 of GS Holdings’ ordinary shares if GS Holdings meets certain financial performance targets for the 2020 fiscal year (the “Earnout Shares”). In the event that a financial performance target is not met for the 2019 fiscal year and/or 2020 fiscal year but GS Holdings meets certain financial performance targets for the 2019 fiscal year and 2020 fiscal year combined, the Sellers will be entitled to receive any Earnout Shares that they otherwise did not receive (the “Alternative Earnout”).

In connection with the Business Combination, GS Holdings initiated a tender offer to purchase for cash up to 25,000,000 of its ordinary shares at a price of $10.31 per share and a contingent cash payment equal to a pro rata portion of any additional accrued interest remaining in TKK’s Company’s trust account in excess of $10.28 per share, net to the seller in cash, without interest, less any applicable withholding taxes (“Tender Offer”). The Tender Offer expired at 5:00 p.m. New York City time on February 13, 2020. As of the expiration of the Tender Offer, a total of 24,986,159 ordinary shares have been validly tendered and not withdrawn and at the final price of approximately $10.31 per share, net to the seller in cash. Upon the expiration of the Tender Offer and the closing of the Business Combination, the total amount of funds in GS Holdings’ trust account of $257,863,157 were released and distributed as follows: (1) $257,720,393 for the repurchase of 24,986,159 ordinary shares to shareholders who elected tender their ordinary shares, and (2) $142,764 for the payment of fees and expenses related to the Business Combination.

Overview

We provide advertisement and content production services and operate a leading mobile and online digital advertising, media and entertainment business in China. After launching our CHEERS App in 2018, we are fast becoming one of the leading e-commerce platforms in China by allowing our users to access our online store (e-Mall), video content, live streaming, and online games. We focus on creating original professionally-produced content featuring lifestyle, culture and fashion to monetize our advertising and e-commerce platform. We mainly offer and generate revenue from the copyright licensing of self-produced content, advertising and customized content production and CHEERS e-Mall marketplace service and others. We intend to capitalize on the immense growth potential of China’s live streaming and e-commerce markets while cultivating new, innovative monetization opportunities.

Currently, we generate a substantial part of our revenues from advertising placed within our mobile and online video content and on our e-commerce platform. While our mobile and online advertising business is still growing and remains one of our largest sources of revenues, we will also expand our development and promotion of our e-Mall that was launched in 2019.

Key Metrics

We monitor the following key metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends affecting our business, and make strategic decisions:

CHEERS App Downloads. We define this metric as the total number of downloads of the CHEERS App as of the end of the period. Because we have expanded into e-commerce through our CHEERS App, we believe that this is a key metric in understanding the growth in this business. The number of downloads demonstrates whether we are successful in our marketing efforts in converting viewers of our professionally-produced content on other platforms to the CHEERS App. We view the number of downloads at the end of a given period as a key indicator of the attractiveness and usability of our CHEERS App and the increased traffic to our e-Mall platform. As of March 31, 2020, downloads of the CHEERS App exceeded 100.5 million. As of April 30, 2020, the cumulative number of downloads of the CHEERS App exceeded 106.5 million. We believe that this increase in downloads demonstrates the success that we have in converting viewers of our content to the CHEERS App.

Gross Merchandise Value (GMV). We define gross merchandise value, or GMV, as the volume of merchandise sold through our CHEERS App at the end of the period. As we grow our e-Mall platform, it is important to monitor the volume of merchandise that we have sold through the e-Mall. By keeping track of the GMV, it allows us to determine the attractiveness of our CHEERS App platform to our merchants and users. Ended March 31, 2020, the Company’s e-Mall has carried 9,602 Stock Keeping Units (“SKUs”) in total, and for three months ended March 31, 2020, our e-Mall has recorded over $5.8 million in the volume of merchandise sold through our CHEERS App - gross merchandise value (“GMV”), achieving an impressive monthly GMV of nearly $3.0 million in March 2020, up from only $0.2 million in April 2019. As of April 30, 2020, our e-Mall has recorded over an accumulated $27.8 million in GMV. We believe that growth in the GMV will be driven significantly our ability to attract and retain users to the CHEERS App through our professionally-produced content and to further enhance our product offerings.

Daily Active Users (DAUs). We define daily active users, or DAUs, as a user who has logged in or accessed our online video content and/or our e-commerce platform using the CHEERS App, whether on a mobile phone or tablet. We calculate DAUs using internal company data based on the activity of the user account and as adjusted to remove “duplicate” accounts. DAU is a tool that our management uses to manage their operations. In particular, our management sets daily targets of DAUs and monitors the DAUs to see whether to make adjustments as to the promotional activities, advertising campaign, and/or online video contents. On average for the years 2019, the DAU was 1.91 million. On average for the three months ended March 31, 2019 and 2020, the DAU were 0.49 million and 4.12 million, respectively.

COVID-19 Affecting Our Results of Operations

In December 2019, COVID-19 started to spread in China, and then to other parts of the world in early 2020. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and temporary closure of stores and facilities in China and elsewhere.

With the rapid spread of COVID-19, the global economy is under tremendous pressure and has triggered unprecedented policy changes in governments around the world. However, if the epidemic is not controlled in a timely manner, this could adversely affect businesses in China. We are closely monitoring the development of COVID-19 and continuously evaluate the potential impact on us and our industry.

 Although the COVID-19 outbreak may materially adversely affect the global economy, there is a high rapid growth in the online entertainment and online consumption due to the restriction on outdoor activities. We have seen a rapid growth in our mobile and online operation during this period. Compared to the fourth quarter of 2019, the download number of CHEERS App has increased by 18%, DAUs has increased by 8%; and the monthly active users (“MAUs”) also get a 7% increase. The total video playback volume has exceeded 10 billion, which is a 38% increase compared to the average volume in year 2019. The average playback length of each video has increased by 10%.

We also had progress in the development of CHEERS App that enriched people’s online entertainment and online consumption during the COVID-19 epidemic period. However, our copyright licensing and advertising business suffered a downturn as we had difficulty in filming TV series and short online videos because employees were encouraged to work remotely from home pursuant to the requirement of quarantines and travel restrictions. The production of contents was gradually suspended after the outbreak of COVID-19 and less contents were available to place advertisements. Due to the temporary closure of business in China and our customers’ operation stagnation, our collection of accounts receivable also slowed down from January to March 2020, which has gradually recovered starting from early April, with the work resumption in China.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2020 (unaudited)

The following table summarizes our historical consolidated statements of operations data:

(in thousands, except for percentages)
	For the three months ended March 31,
	2019		2020		Change
	USD	%	USD	%	Amount	%
Revenues:	13,753	100.00	9,757	100.00	(3,996)	(29.06)
Operating expenses:
Cost of Revenues	(8,212)	(59.71)	(4,991)	(51.15)	3,221	(39.22)
Selling and marketing	(259)	(1.88)	(379)	(3.88)	(120)	46.33
General and administrative	(639)	(4.65)	(1,287)	(13.19)	(648)	101.41
Research and development	(197)	(1.43)	(206)	(2.12)	(9)	4.57
Total operating expense	(9,307)	(67.67)	(6,863)	(70.34)	2,444	(26.26)

Income from operations	4,446	32.33	2,894	29.66	(1,552)	(34.91)

Total other expenses, net	(140)	(1.02)	(57)	(0.58)	83	(59.29)
Income before income tax	4,306	31.31	2,837	29.08	(1,469)	(34.12)
Income (tax expense) benefit	(172)	(1.25)	5	0.05	177	(102.91)
Net income	4,134	30.06	2,842	29.13	(1,292)	(31.25)
Net income attributable to Glory Star New Media Group Holdings Limited’s shareholders	4,143	30.12	2,901	29.73	(1,242)	(29.98)

Revenues

We primarily have four broad categories of revenues: copyright licensing, advertising, customized content production and CHEERS e-Mall marketplace service.

Our revenues for the three months ended March 31, decreased by $4.0 million, or 29.06%, to $9.8 million compared to $13.8 million for the three months ended March 31, 2020 mainly due to the decrease in advertising revenue and copyrights licensing revenue, which was partially offset by an uptick in revenues generated from copyright licensing of produced TV series, the customized content production and CHEERS e-Mall marketplace service as the e-Mall first launched in April 2019.

The advertising revenues of 7.9 million for the three months ended March 31, 2020 decreased by $2.5 million, or 24.2%, as compared to $10.4 million for the three months ended March 31, 2019, which was primarily due to the adverse impact of COVID-19 and transformation of live streams. Our advertisements are mainly embedded in short videos and live streams, which saw a decrease due to the difficulty in filming caused by the quarantines and travel restriction during COVID-19 outbreak. The copyright licensing revenue also decreased $1.7 million, or 63.6%, to $1.0 million for the three months ended March 31, 2020 from $2.7 million in the same period of 2019 as we only have copyright revenue from one TV channel over the three months ended March 31, 2020 compared to three TV channels over the three months ended March 31, 2019.

Operating expenses

Operating expenses consists of cost of revenues, selling and marketing, general and administrative and research and development expense.

Cost of revenues consists primarily of production cost of TV series, short stream video and network drama, labor cost and related benefits, payments to various channel owners for broadcast, and copyrights and costs associated with the operation of our online game and shopping platform on the CHEERS App such as bandwidth cost and amortization of intangible assets. Our cost of revenues decreased by $3.2 million, or 39.22%, to $5.0 million for the three months ended March 31, 2020 from $8.2 million for the three months ended March 31, 2019, which was in line with the decrease of revenue. The incremental decrease was attributed by the decrease of expenditure on the payments to various channel owners for broadcast advertisements, as we made more use of our own platform CHEERS App which has already attracted large number users to provide advertising service.

Our sales and marketing expenses primarily consist of salaries and benefits of sales department, advertising fee, travelling expense and CHEERS e-Mall marketing expense. Our sales and marketing expenses increased by $0.12 million, or 46.33% to $0.4 million for the three months ended March 31, 2020 from $0.26 million for the three months ended March 31, 2019. As a percentage of revenues, sales and marketing expenses in the first quarter of 2020 were 3.9% as compared to 1.9% in the same period of 2019, which was due to the increase of coupons and reward points provided to users on CHEERS e-Mall to stimulate platform consumption.

Our general and administrative expenses consist primarily of salaries and benefits of members of our management and bad debt provision expense for accounts receivable and professional service fees. Our general and administrative expenses increased by $0.65 million, or 101.41%, to $1.3 million for the three months ended March 31, 2020 from $0.6 million for the three months ended March 31, 2019. Such increase was mainly due to an increase of $0.2 million of professional service fee incurred after being listed as public companies and an increase of $0.4 million of bad debt provision expense due to the slow collection of accounts receivables during the three months ended March 31, 2020.

Our research and development expenses consist primarily of salaries and benefits for our research and development department. Our research and development expenses during the three months ended March 31, 2020 were $0.2 million compared to $0.2 million in the same period of 2019. As a percentage of revenues, research and development expenses during the three months ended March 31, 2020 were 2.1% compared to 1.4% in the same period of 2019, as we continued to invest in the information technology of our platform in order to strengthen our technology and research and development capabilities.

Other expense, net

Other net expenses primarily consist of interest expense, net of $0.14 million and $0.09 million for the three months ended March 31, 2019 and 2020, respectively.

Net Income

As a result of the foregoing, we had a net income of $2.8 million for the three months ended March 31, 2020, as compared to a net income of $4.1 million for the three months ended March 31, 2019. Net operating margin for the three months ended March 31, 2020 reduced slightly to 29.1% from 30.1% in the same period of 2019.

Liquidity and Capital Resources

As of December 31, 2019 and March 31, 2020, our principal sources of liquidity were cash of approximately $6.9 million and $10.0 million, respectively. Working capital at March 31, 2020 was $46.8 million. We believe our existing cash and working capital will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.

A majority of our cash and cash equivalents as of March 31, 2020 were held in China, of which all denominated in Renminbi. In addition, we are a holding company with no material operations of our own. We conduct our operations primarily through our subsidiaries and VIEs in China. As a result, our ability to pay dividends, if any, depends upon dividends paid by our wholly-owned subsidiaries. We do not anticipate paying any dividends in the future as any net income earned will be reinvested in the company. In addition, our WFOE is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, our WFOE and each of our consolidated entities is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by the SAFE. We currently plan to reinvest all earnings from our WFOE to business development and does not plan to request dividend distributions from the WFOE.

If we experience an adverse operating environment or incurred anticipated capital expenditure requirement, or if we accelerate our growth, then additional financing may be required. No assurance can be given, however, that the additional financing, if required, would be on favorable terms or available at all. Such financing may include the use of additional debt or the sale or additional securities. Any financing, which involves the sale of equity securities or instruments that are convertible into equity securities, could result in immediate and possibly significant dilutions to our existing shareholders.

Cash Flows

The following table summarizes our cash flows for the periods indicated (unaudited):

	Three Months Ended March 31,
	2019	2020
	(USD in the thousands)
Net cash provided by (used in) operating activities	2,722	(1,118)
Net cash used in investing activities	(2,349)	-
Net cash (used in) provided by financing activities	(1,521)	4,322
Effect of foreign exchange rates	48	(162)
Net (decrease) increase in cash and cash equivalents	(1,100)	3,042

We have primarily funded our operations from our net revenues and bank loans. During the past two fiscal years, our account receivables have increased and we have had to supplement our cash flow through short-term borrowing. For the three months ended March 31, 2020, we borrowed another three bank loans amounting approximately $4.3 million which were all outstanding to be settled subsequently. We intend to continue focusing on timelier collections of account receivable which should enhance our cash flows. We anticipate the major capital expenditure in the near future will be around RMB85.2 million (approximately $12.0 million), which is for the further enhancement of CHEERS App.

Operating Activities

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2019. This consisted primarily of net income of $4.1 million, an decrease of prepayment in the amount of $3.9 million due to the decrease of the purchase of production content from third party and the increase of own produce content, an increase of accounts payable of $1.3 million; offset by an increase of accounts receivable of $6.3 million due to the insufficient VAT invoice quota provided by local government tax authority, which resulted into the delayed collection of accounts receivable.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2020. This consisted primarily of net income of $2.8 million, a decrease of accounts payable of $0.6 million and a decrease of unamortized produced content of $0.3 million; offset by an increase of accounts receivable in the amount of $5.3 million as a result of slow collection of accounts receivable primarily due to the negative impact of COVID-19 including the temporary closure of business in China and customers’ operation stagnation. Along with the forecast of our customers’ business operations, we believe that the collection from our customers will accelerate gradually.

Investing Activities

Net cash used in investing activities was $2.3 million for the three months ended March 31, 2019, which was primarily derived from the payments to the acquisition of intangible assets.

For the three months ended March 31, 2020, we had no investing activities.

Financing Activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2019, which consisted of $1.8 million repayment of bank loans, offset by the proceeds from a third party of $0.3 million.

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2020, which consisted of the proceeds from bank loans of $4.3 million, and cash of $23,000 acquired from the acquisition of TKK Symphony Acquisition Corporation.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include the valuation of accounts receivable, the recoverability of long-lived assets, unamortized produced content, and revenue recognition. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Accounts Receivable, net

Accounts receivable represent the amounts that we have an unconditional right to consideration when we have satisfied our performance obligation. We do not have any contract assets since revenue is recognized when control of the promised services is transferred and the payment from customers is not contingent on a future event. We maintain allowance for potential credit losses on accounts receivable. Our management reviews the composition of accounts receivable and analyses historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to estimate the allowance. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted and the potential for recovery is considered remote.

Unamortized produced content

Produced content includes direct production costs, production overhead and acquisition costs and is stated at the lower of unamortized cost or estimated fair value. Produced content also includes cash expenditures made to enter into arrangements with third parties to co-produce certain of our productions.

We use the individual-film-forecast-computation method and amortizes the produced content based on the ratio of current period actual revenue (numerator) to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator) in accordance with ASC 926. Ultimate revenue estimates for the produced content are periodically reviewed and adjustments, if any, will result in prospective changes to amortization rates. When estimates of total revenues and other events or changes in circumstances indicate that a film or television series has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television series’ fair value. For the three months ended March 31, 2019 and 2020, $3.4 million and $3.4 million were amortized to the cost of sales, and as of December 31, 2019 and March 31, 2020, impairment allowance of $nil was recorded.

 Impairment of Long-lived Assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charge for the three months ended March 31, 2019 and 2020.

Revenue Recognition

We adopted the new revenue standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on January 1, 2017. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when we satisfy a performance obligation

We mainly offer and generate revenue from the copyright licensing of self-produced content, advertising and customized content production and others. Revenue recognition policies are discussed as follows:

Copyright revenue

We self-produce or coproduce TV series featuring lifestyle, culture and fashion, and license the copyright of the TV series on a per-episode basis to the customer for broadcast over a period of time. Generally, we sign a contract with a customer which requires us to deliver a series of episodes that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the delivery of the series of episodes is defined as the only performance obligation in the contract.

For the TV series produced solely by us, we satisfy our performance obligation over time by measuring the progress toward the delivery of the entire series of episodes which is made available to the licensee for exhibition after the license period has begun. Therefore, the copyright revenue in a contract is recognized over time based on the progress of the number of episodes delivered.

We also coproduce TV series with other producers and license the copyright to third-party video broadcast platforms for broadcast. For TV series produced by us with co-producers, we satisfy our performance obligations over time by the delivery of the entire series of episodes to the customer, and requires the customer to pay consideration based on the number and the unit price of valid subsequent views of the TV series that occur on a broadcast platform. Therefore, the copyright revenue is recognized when the later of the valid subsequent view occurs or the performance obligation relating to the delivery of a number of episodes has been satisfied.

Advertising revenue

We generate revenue from sales of various forms of advertising on our TV series and streaming content by way of 1) advertisement displays, or 2) the integration of promotion activities in TV series and content to be broadcast. Advertising contracts are signed to establish the different contract prices for different advertising scenarios, consistent with the advertising period. We enter into advertising contracts directly with the advertisers or the third-party advertising agencies that represent advertisers.

For contracts that involve third-party advertising agencies, we are the principal as we are responsible for fulfilling the promise of providing advertising services and has the discretion in establishing the price for the specified advertisement. Under a framework contract, we receive separate purchase orders from advertising agencies before the broadcast. Accordingly, each purchase order is identified as a separate performance obligation, containing a bundle of advertisements that are substantially the same and that have the same pattern of transfer to the customer. Where collectability is reasonably assured, revenue is recognized monthly over the service period of the purchase order.

For contracts signed directly with the advertisers, we commit to display a series of advertisements which are substantially the same or similar in content and transfer pattern, and the display of the whole series of advertisements is identified as the single performance obligation under the contract. We satisfy our performance obligations over time by measuring the progress toward the display of the whole series of advertisements in a contract, and advertising revenue is recognized over time based on the number of advertisements displayed.

Payment terms and conditions vary by contract types, and terms typically include a requirement for payment within a period from 3 to 6 months. Both direct advertisers and third-party advertising agencies are generally billed at the end of the display period and require us to issue VAT invoices in order to make their payments.

 However, because the local government tax authority uses a quota system to manage the VAT tax, it normally either delays the VAT invoices issued or does not issue sufficient VAT invoices. As such, we are not able to provide sufficient VAT invoices on a timely manner and results in increased account receivables.

Customized content production revenue

We produce customized short streaming videos according to our customers’ requirement, and earn fixed fees based on delivery. Revenue is recognized upon the delivery of short streaming videos.

CHEERS e-Mall marketplace service revenue

Through our CHEERS e-Mall, an online e-commerce platform, we enable third-party merchants to sell their products to consumers in China. We charge fees for platform services to merchants for sales transactions completed on the CHEERS e-Mall including but not limited to products displaying, promotion and transaction settlement services. We do not take control of the products provided by the merchants at any point in the time during the transactions and do not have latitude over pricing of the merchandise. The transaction services fee is determined as the difference between the platform sales price and the settlement price with the merchants. The CHEERS e-Mall marketplace service revenue is recognized at a point of time when our performance obligation to provide marketplace services to the merchants are determined to have been completed under each sales transaction upon the consumers confirming the receipts of goods. Payments for services are generally received before deliveries.

We provide coupons at our own discretion as incentives to promote the CHEERS e-Mall marketplace with a validity of usually less than two months, which can only be used in future purchases of eligible merchandise offered on the CHEERS e-Mall to reduce purchase price that are not specific to any merchant. Consumers are not our customers, therefore incentives offered to consumers are not considered consideration payable to customers. As the consumers are required to make future purchases of the merchants’ merchandise to redeem these coupons, we do not accrue any expense for coupons when granted and recognizes the amounts of redeemed coupons as marketing expenses when future purchases are made.

Other Revenues

Other revenue primarily consists of copyrights trading of purchased and produced TV-series and the sales of products on the Taobao platform. For copyright licensing of purchased and produced TV-series, we recognize revenue on net basis at a point of time upon the delivery of master tape and authorization of broadcasting right. For sales of product, we recognize revenue upon the transfer of products according to the fixed price and production amount in sales orders.

The following table identifies the disaggregation of our revenue for the three months ended March 31, 2019 and 2020 (unaudited), respectively:

	For the three months ended March 31,
	2019	2020
	(USD in the thousands)

Category of Revenue:
Advertising revenue	$10,402	$7,880
Copyrights revenue	2,725	992
Customized content production revenue	620	288
CHEERS e-Mall marketplace service revenue	-	50
Other revenue	6	547
Total	$13,753	$9,757

Timing of Revenue Recognition:
Services transferred over time	$13,747	$9,160
Services transferred at a point in time	-	50
Goods transferred at a point in time	6	547
Total	$13,753	$9,757

We applied a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We do not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which amends Subtopic 326-20 (created by ASU No.2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued ASU No.2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, in May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, and in November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, to provide further clarifications on certain aspects of ASU No. 2016-13 and to extend the nonpublic entity effective date of ASU No. 2016-13. The changes (as amended) are effective for the annual and interim periods of our fiscal years beginning after December 15, 2022, and we are in the process of evaluating the potential effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of adopting this standard, but based on a preliminary assessment, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective as of March 31, 2020. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that the internal control over financial reporting of Glory Star, as a private company before the closing of the Business Combination, was ineffective due to material weakness in Glory Star’s internal control over financial reporting. The material weakness related to the deficiency in the ability of Glory Star’s in-house accounting professionals to generate financial statements in the form required by applicable SEC requirements. In order to address and resolve the foregoing material weakness, during the three months ended March 31, 2020, we made the following change to our internal control over financial reporting:

•	we hired a Finance Controller, who is experienced in the preparation of financial statements in compliance with applicable SEC requirements.

The measure we are implementing is subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation step has been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness identified and described above will continue to exist.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against us.

Item 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 31, 2020 and all of the information included in this report or contained in our other public filings before making an investment decision whether to purchase our common stock. If any of the risks described in our Annual Report actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Report:

Exhibit No.	Description
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.**
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.**
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glory Star New Media Group Holdings Limited

Date: May 11, 2020	By:	/s/ Bing Zhang
	Name: Title:	Bing Zhang Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Ian Lee
	Name: Title:	Ian Lee Chief Financial Officer (Principal Financial and Accounting Officer)