Form 10-Q/A
period 2020-03-31
GLORY STAR NEW MEDIA GROUP HOLDINGS Ltd
filed 2020-05-12
CIK 1738758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 11, 2020 (the “Form 10-Q”).

This Form 10-Q/A updates the information provided in Part II, Item 2. In addition, Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. Because no financial statements or other financial information in this Form 10-Q/A and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 have been omitted. Except as indicated in this Explanatory Note, no other changes were made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On March 13, 2020, we entered into (i) a Contract for Marketing Promotion Services, and (ii) a Merger & Acquisition Advisory Agreement with two independent consulting firms in China for an aggregate of 325,000 ordinary shares valued at $2.45 per share. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Regulation S of the Securities Act.

(b) None

(c)  In connection with the Business Combination, GS Holdings initiated a tender offer to purchase for cash up to 25,000,000 of its ordinary shares at a price of $10.31 per share and a contingent cash payment equal to a pro rata portion of any additional accrued interest remaining in TKK’s Company’s trust account in excess of $10.28 per share, net to the seller in cash, without interest, less any applicable withholding taxes (“Tender Offer”). The Tender Offer expired at 5:00 p.m. New York City time on February 13, 2020. As of the expiration of the Tender Offer, a total of 24,986,159 ordinary shares have been validly tendered and not withdrawn and at the final price of approximately $10.31 per share, net to the seller in cash. Upon the expiration of the Tender Offer and the closing of the Business Combination, GS Holdings repurchased a total of 24,986,159 ordinary shares from our shareholders for aggregate repurchase price of $257,720,393.

Ordinary Share Repurchase Activity During the Three Months Ended March 31, 2020

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2020	0	0	0	25,000,000
February 1 – February 29, 2020	24,986,159	$10.31	24,986,159	0
March 1 – March 31, 2020	0	0	0	0
Total	24,986,159	$10.31	24,986,159

Item 6. Exhibits.

The following exhibits are filed as part of this Report:

Exhibit No.	Description
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.**
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glory Star New Media Group Holdings Limited

Date: May 12, 2020	By:	/s/ Bing Zhang
	Name: Title:	Bing Zhang Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Ian Lee
	Name: Title:	Ian Lee Chief Financial Officer (Principal Financial and Accounting Officer)

3